Form 10-Q
period 2024-03-31
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2024-05-09
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 6, 2024, there were 29,150,694 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
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
•changes in consumer spending preferences and demand for our products, particularly in light of economic stress;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of March 31, 2024 and September 30, 2023
(unaudited)

(in millions)	March 31, 2024	September 30, 2023
Assets
Cash and cash equivalents	$745.7	$753.9
Short term investments	500.0	1,103.3
Trade receivables, net	601.3	477.1
Other receivables	113.5	84.5
Inventories	454.3	462.8
Prepaid expenses and other current assets	45.9	44.3
Total current assets	2,460.7	2,925.9
Property, plant and equipment, net	269.5	275.1
Operating lease assets	119.2	110.8
Deferred charges and other	46.6	31.8
Goodwill	858.3	854.7
Intangible assets, net	1,002.3	1,060.1
Total assets	$4,756.6	$5,258.4
Liabilities and Shareholders' Equity
Current portion of long-term debt	$9.0	$8.6
Accounts payable	375.5	396.6
Accrued wages and salaries	48.1	46.1
Accrued interest	19.0	20.6
Income tax payable	33.3	114.5
Other current liabilities	174.0	178.4
Total current liabilities	658.9	764.8
Long-term debt, net of current portion	1,374.4	1,546.9
Long-term operating lease liabilities	101.3	95.6
Deferred income taxes	189.6	174.8
Other long-term liabilities	174.9	158.0
Total liabilities	2,499.1	2,740.1
Commitments and contingencies (Note 15)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	1,998.1	1,920.8
Accumulated earnings	2,158.8	2,096.0
Accumulated other comprehensive loss, net of tax	(231.2)	(249.4)
Treasury stock	(1,669.3)	(1,250.3)
Total shareholders' equity	2,256.9	2,517.6
Non-controlling interest	0.6	0.7
Total equity	2,257.5	2,518.3
Total liabilities and equity	$4,756.6	$5,258.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and six month periods ended March 31, 2024 and April 2, 2023
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net sales	$718.5	$729.2	$1,410.7	$1,442.5
Cost of goods sold	445.1	514.7	892.3	1,026.1
Gross profit	273.4	214.5	518.4	416.4
Selling, general & administrative	223.5	224.5	439.4	448.1
Impairment of intangible assets	39.0	67.0	43.0	67.0
Representation and warranty insurance proceeds	(65.0)	—	(65.0)	—
Gain from remeasurement of contingent consideration liability	—	—	—	(1.5)
Total operating expenses	197.5	291.5	417.4	513.6
Operating income (loss)	75.9	(77.0)	101.0	(97.2)
Interest expense	16.9	31.6	36.1	65.0
Interest income	(17.5)	(0.2)	(40.9)	(0.4)
Gain from debt repurchase	—	—	(4.7)	—
Other non-operating expense, net	1.1	1.4	5.2	0.1
Income (loss) from continuing operations before income taxes	75.4	(109.8)	105.3	(161.9)
Income tax expense (benefit)	25.5	(34.8)	37.9	(46.9)
Net income (loss) from continuing operations	49.9	(75.0)	67.4	(115.0)
Income from discontinued operations, net of tax	11.0	21.4	22.7	40.9
Net income (loss)	60.9	(53.6)	90.1	(74.1)
Net (loss) income from continuing operations attributable to non-controlling interest	(0.2)	0.1	(0.1)	0.3
Income from discontinued operations attributable to non-controlling interest, net of tax	—	—	—	0.2
Net income (loss) attributable to controlling interest	$61.1	$(53.7)	$90.2	$(74.6)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$50.1	$(75.1)	$67.5	$(115.3)
Income from discontinued operations attributable to controlling interest, net of tax	11.0	21.4	22.7	40.7
Net income (loss) attributable to controlling interest	$61.1	$(53.7)	$90.2	$(74.6)
Earnings Per Share
Basic earnings per share from continuing operations	$1.66	$(1.83)	$2.10	$(2.82)
Basic earnings per share from discontinued operations	0.37	0.52	0.71	1.00
Basic earnings per share	$2.03	$(1.31)	$2.81	$(1.82)
Diluted earnings per share from continuing operations	$1.65	$(1.83)	$2.09	$(2.82)
Diluted earnings per share from discontinued operations	0.36	0.52	0.71	1.00
Diluted earnings per share	$2.01	$(1.31)	$2.80	$(1.82)
Dividend per share	$0.42	$0.42	$0.84	$0.84
Weighted Average Shares Outstanding
Basic	30.2	41.0	32.1	40.9
Diluted	30.4	41.0	32.2	40.9
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and six month periods ended March 31, 2024 and April 2, 2023
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net income (loss)	$60.9	$(53.6)	$90.1	$(74.1)
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation (loss) gain	(12.0)	27.1	24.8	87.6
Unrealized income (loss) from net investment hedge	11.6	(12.5)	(9.7)	(46.4)
Foreign currency translation adjustment before tax	(0.4)	14.6	15.1	41.2
Deferred tax effect	(2.9)	3.7	2.7	12.5
Foreign currency translation adjustment, net	(3.3)	18.3	17.8	53.7
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on derivative instruments before reclassification	1.4	(7.1)	(9.2)	(32.5)
Net reclassification for loss to income from continuing operations	4.8	4.9	9.9	2.4
Net reclassification for gain to income from discontinued operations	—	(0.1)	—	(0.1)
Unrealized gain (loss) on derivative instruments after reclassification	6.2	(2.3)	0.7	(30.2)
Deferred tax effect	(1.6)	0.7	(0.1)	7.8
Net unrealized gain (loss) on derivative instruments	4.6	(1.6)	0.6	(22.4)
Defined benefit pension gain (loss)
Defined benefit pension gain (loss) before reclassification	0.3	0.1	(0.9)	(2.1)
Net reclassification for loss (gain) to income from continuing operations	0.2	(0.7)	0.4	0.2
Defined benefit pension gain (loss) after reclassification	0.5	(0.6)	(0.5)	(1.9)
Deferred tax effect	0.1	0.1	0.3	1.3
Net defined benefit pension gain (loss)	0.6	(0.5)	(0.2)	(0.6)
Net change to derive comprehensive income for the period	1.9	16.2	18.2	30.7
Comprehensive income (loss)	62.8	(37.4)	108.3	(43.4)
Comprehensive (loss) income from continuing operations attributable to non-controlling interest	(0.1)	0.1	—	0.3
Comprehensive income from discontinued operations attributable to non-controlling interest	—	0.1	—	0.2
Comprehensive income (loss) attributable to controlling interest	$62.9	$(37.6)	$108.3	$(43.9)
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended March 31, 2024
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2023	35.3	$0.5	$1,920.8	$2,096.0	$(249.4)	$(1,250.3)	$2,517.6	$0.7	$2,518.3
Net income from continuing operations	—	—	—	17.4	—	—	17.4	0.1	17.5
Income from discontinued operations, net of tax	—	—	—	11.7	—	—	11.7	—	11.7
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.1	16.3
Accelerated share repurchase	(1.3)	—	83.2	—	—	(83.2)	—	—	—
Treasury stock repurchases	(3.3)	—	—	—	—	(243.0)	(243.0)	—	(243.0)
Excise tax on net share repurchases	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Restricted stock issued and related tax withholdings	0.1	—	(14.3)	—	—	8.9	(5.4)	—	(5.4)
Share based compensation	—	—	3.9	—	—	—	3.9	—	3.9
Dividends declared	—	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Balances as of December 31, 2023	30.8	0.5	1,993.6	2,110.6	(233.2)	(1,570.7)	2,300.8	0.9	2,301.7
Net income (loss) from continuing operations	—	—	—	50.1	—	—	50.1	(0.2)	49.9
Income from discontinued operations, net of tax	—	—	—	11.0	—	—	11.0	—	11.0
Other comprehensive income (loss), net of tax	—	—	—	—	2.0	—	2.0	(0.1)	1.9
Treasury stock repurchases	(1.2)	—	—	—	—	(97.6)	(97.6)	—	(97.6)
Excise tax on net share repurchases	—	—	—	—	—	(1.0)	(1.0)	—	(1.0)
Share based compensation	—	—	4.5	—	—	—	4.5	—	4.5
Dividends declared	—	—	—	(12.9)	—	—	(12.9)	—	(12.9)
Balances as of March 31, 2024	29.6	$0.5	$1,998.1	$2,158.8	$(231.2)	$(1,669.3)	$2,256.9	$0.6	$2,257.5
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended April 2, 2023
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2022	40.8	$0.5	$2,032.5	$362.1	$(303.1)	$(828.8)	$1,263.2	$5.9	$1,269.1
Net (loss) income from continuing operations	—	—	—	(40.3)	—	—	(40.3)	0.3	(40.0)
Income from discontinued operations, net of tax	—	—	—	19.4	—	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	—	—	14.2	—	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	0.2	—	(25.1)	—	—	14.6	(10.5)	—	(10.5)
Share based compensation	—	—	4.1	—	—	—	4.1	—	4.1
Dividends declared	—	—	—	(17.3)	—	—	(17.3)	—	(17.3)
Balances as of January 1, 2023	41.0	$0.5	2,011.5	323.9	(288.9)	(814.2)	1,232.8	6.6	1,239.4
Net (loss) income from continuing operations	—	—	—	(75.1)	—	—	(75.1)	0.1	(75.0)
Income from discontinued operations, net of tax	—	—	—	21.4	—	—	21.4	—	21.4
Other comprehensive income, net of tax	—	—	—	—	16.0	—	16.0	0.2	16.2
Share based compensation	—	—	4.7	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	(17.6)	—	—	(17.6)	—	(17.6)
Balances as of April 2, 2023	41.0	$0.5	$2,016.2	$252.6	$(272.9)	$(814.2)	$1,182.2	$6.9	$1,189.1
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the six month periods ended March 31, 2024 and April 2, 2023
(unaudited)

	Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023
Cash flows from operating activities
Net income (loss)	$90.1	$(74.1)
Income from discontinued operations, net of tax	22.7	40.9
Net income (loss) from continuing operations	67.4	(115.0)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	28.8	24.1
Amortization	22.2	20.9
Share based compensation	8.4	7.7
Impairment of intangible assets	43.0	67.0
Impairment of property, plant and equipment and operating lease assets	0.5	4.5
Gain from debt repurchase	(4.7)	—
Non-cash purchase accounting adjustments	0.9	0.9
Non-cash accrual for representation and warranty proceeds	(15.0)	—
Amortization of debt issuance costs and debt discount	1.7	4.0
Write-off of unamortized discount and debt issuance costs	0.3	—
Gain from remeasurement of contingent consideration liability	—	(1.5)
Deferred tax benefit	10.9	(62.0)
Net changes in operating assets and liabilities	(83.7)	198.0
Net cash provided by operating activities from continuing operations	80.7	148.6
Net cash (used) provided by operating activities from discontinued operations	(81.5)	29.0
Net cash (used) provided by operating activities	(0.8)	177.6
Cash flows from investing activities
Purchases of property, plant and equipment	(20.9)	(25.9)
Purchases of short term investments	(700.0)	—
Proceeds from sale of short term investments	1,292.0	—
Purchase price settlement from sale of HHI	(26.9)	—
Other investing activity	(0.1)	—
Net cash provided (used) by investing activities from continuing operations	544.1	(25.9)
Net cash used by investing activities from discontinued operations	—	(7.9)
Net cash provided (used) by investing activities	544.1	(33.8)
Cash flows from financing activities
Payment of debt	(177.9)	(21.7)
Payment of debt issuance costs	(3.2)	(2.3)
Treasury stock purchases	(340.5)	—
Dividends paid to shareholders	(26.8)	(34.4)
Share based award tax withholding payments, net of proceeds upon vesting	(5.4)	(10.5)
Net cash used by financing activities from continuing operations	(553.8)	(68.9)
Net cash used by financing activities from discontinued operations	—	(0.7)
Net cash used by financing activities	(553.8)	(69.6)
Effect of exchange rate changes on cash and cash equivalents	2.3	9.7
Net change in cash, cash equivalents and restricted cash in continuing operations	(8.2)	83.9
Cash, cash equivalents, and restricted cash, beginning of period	753.9	243.9
Cash, cash equivalents, and restricted cash, end of period	$745.7	$327.8
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$35.9	$56.8
Cash paid for interest associated with discontinued operations	—	29.9
Cash paid for taxes associated with continued operations	17.8	11.7
Cash paid for taxes associated with discontinued operations	59.1	13.5
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$1.8	$2.4
Non cash financing activities
Issuance of shares through stock compensation plan	$14.0	$27.2
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of March 31, 2024 and September 30, 2023
(unaudited)

(in millions)	March 31, 2024	September 30, 2023
Assets
Cash and cash equivalents	$744.6	$752.7
Short term investments	500.0	1,103.3
Trade receivables, net	601.3	477.1
Other receivables	113.6	84.5
Receivable due from parent	180.3	90.1
Inventories	454.3	462.8
Prepaid expenses and other current assets	45.9	44.3
Total current assets	2,640.0	3,014.8
Property, plant and equipment, net	269.5	275.1
Operating lease assets	119.2	110.8
Deferred charges and other	46.5	31.8
Goodwill	858.3	854.7
Intangible assets, net	1,002.3	1,060.1
Total assets	$4,935.8	$5,347.3
Liabilities and Shareholder's Equity
Current portion of long-term debt	$9.0	$8.6
Accounts payable	375.5	396.7
Accrued wages and salaries	48.0	46.0
Accrued interest	19.0	20.6
Income tax payable	33.3	36.8
Other current liabilities	164.0	172.2
Total current liabilities	648.8	680.9
Long-term debt, net of current portion	1,374.4	1,546.9
Long-term operating lease liabilities	101.3	95.6
Deferred income taxes	191.0	176.3
Other long-term liabilities	174.9	157.9
Total liabilities	2,490.4	2,657.6
Commitments and contingencies (Note 15)
Shareholder's equity
Other capital	2,171.4	2,168.9
Accumulated earnings	502.9	767.8
Accumulated other comprehensive loss, net of tax	(231.1)	(249.3)
Total shareholder's equity	2,443.2	2,687.4
Non-controlling interest	2.2	2.3
Total equity	2,445.4	2,689.7
Total liabilities and equity	$4,935.8	$5,347.3
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three and six month periods ended March 31, 2024 and April 2, 2023
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net sales	$718.5	$729.2	$1,410.7	$1,442.5
Cost of goods sold	445.1	514.7	892.3	1,026.1
Gross profit	273.4	214.5	518.4	416.4
Selling, general and administrative	222.9	223.8	438.4	447.4
Impairment of intangible assets	39.0	67.0	43.0	67.0
Representation and warranty insurance proceeds	(65.0)	—	(65.0)	—
Gain from remeasurement of contingent consideration liability	—	—	—	(1.5)
Total operating expenses	196.9	290.8	416.4	512.9
Operating income (loss)	76.5	(76.3)	102.0	(96.5)
Interest expense	16.9	31.7	36.1	65.1
Interest income	(17.5)	(0.2)	(40.9)	(0.4)
Gain from debt repurchase	—	—	(4.7)	—
Other non-operating expense, net	1.1	1.4	5.2	0.1
Income (loss) from continuing operations before income taxes	76.0	(109.2)	106.3	(161.3)
Income tax expense (benefit)	25.6	(34.0)	37.8	(46.3)
Net income (loss) from continuing operations	50.4	(75.2)	68.5	(115.0)
Income from discontinued operations, net of tax	11.0	21.9	22.7	41.4
Net income (loss)	61.4	(53.3)	91.2	(73.6)
Net (loss) income from continuing operations attributable to non-controlling interest	(0.2)	0.1	(0.1)	0.3
Income from discontinued operations attributable to non-controlling interest, net of tax	—	—	—	0.2
Net income (loss) attributable to controlling interest	$61.6	$(53.4)	$91.3	$(74.1)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$50.6	$(75.3)	$68.6	$(115.3)
Income from discontinued operations attributable to controlling interest, net of tax	11.0	21.9	22.7	41.2
Net income (loss) attributable to controlling interest	$61.6	$(53.4)	$91.3	$(74.1)
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three and six month periods ended March 31, 2024 and April 2, 2023
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net income (loss)	$61.4	$(53.3)	$91.2	$(73.6)
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation (loss) gain	(12.0)	27.1	24.8	87.6
Unrealized income (loss) from net investment hedge	11.6	(12.5)	(9.7)	(46.4)
Foreign currency translation adjustment before tax	(0.4)	14.6	15.1	41.2
Deferred tax effect	(2.9)	3.7	2.7	12.5
Foreign currency translation adjustment, net	(3.3)	18.3	17.8	53.7
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on derivative instruments before reclassification	1.4	(7.1)	(9.2)	(32.5)
Net reclassification for loss to income from continuing operations	4.8	4.9	9.9	2.4
Net reclassification for gain to income from discontinued operations	—	(0.1)	—	(0.1)
Unrealized gain (loss) on derivative instruments after reclassification	6.2	(2.3)	0.7	(30.2)
Deferred tax effect	(1.6)	0.7	(0.1)	7.8
Net unrealized gain (loss) on derivative instruments	4.6	(1.6)	0.6	(22.4)
Defined benefit pension gain (loss)
Defined benefit pension gain (loss) before reclassification	0.3	0.1	(0.9)	(2.1)
Net reclassification for loss (gain) to income from continuing operations	0.2	(0.7)	0.4	0.2
Defined benefit pension gain (loss) after reclassification	0.5	(0.6)	(0.5)	(1.9)
Deferred tax effect	0.1	0.1	0.3	1.3
Net defined benefit pension gain (loss)	0.6	(0.5)	(0.2)	(0.6)
Net change to derive comprehensive income for the period	1.9	16.2	18.2	30.7
Comprehensive income (loss)	63.3	(37.1)	109.4	(42.9)
Comprehensive (loss) income from continuing operations attributable to non-controlling interest	(0.1)	0.1	—	0.3
Comprehensive income from discontinued operations attributable to non-controlling interest	—	0.1	—	0.2
Comprehensive income (loss) attributable to controlling interest	$63.4	$(37.3)	$109.4	$(43.4)
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the six month period ended March 31, 2024
(unaudited)

(in millions)	Other Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2023	$2,168.9	$767.8	$(249.3)	$2,687.4	$2.3	$2,689.7
Net income from continuing operations	—	18.1	—	18.1	0.1	18.2
Income from discontinued operations, net of tax	—	11.7	—	11.7	—	11.7
Other comprehensive income, net of tax	—	—	16.2	16.2	0.1	16.3
Restricted stock issued and related tax withholdings	(5.4)	—	—	(5.4)	—	(5.4)
Share based compensation	3.8	—	—	3.8	—	3.8
Dividends paid to parent	—	(246.1)	—	(246.1)	—	(246.1)
Balances as of December 31, 2023	2,167.3	551.5	(233.1)	2,485.7	2.5	2,488.2
Net income (loss) from continuing operations	—	50.6	—	50.6	(0.2)	50.4
Income from discontinued operations, net of tax	—	11.0	—	11.0	—	11.0
Other comprehensive income (loss), net of tax	—	—	2.0	2.0	(0.1)	1.9
Share based compensation	4.1	—	—	4.1	—	4.1
Dividends paid to parent	—	(110.2)	—	(110.2)	—	(110.2)
Balances as of March 31, 2024	$2,171.4	$502.9	$(231.1)	$2,443.2	$2.2	$2,445.4
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the six month period ended April 2, 2023
(unaudited)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2022	$2,164.6	$(736.0)	$(303.0)	$1,125.6	$7.5	$1,133.1
Net (loss) income from continuing operations	—	(40.1)	—	(40.1)	0.3	(39.8)
Income from discontinued operations, net of tax	—	19.4	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	14.2	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	(10.5)	—	—	(10.5)	—	(10.5)
Share based compensation	3.9	—	—	3.9	—	3.9
Dividends paid to parent	—	(17.1)	—	(17.1)	—	(17.1)
Balances as of January 1, 2023	2,158.0	(773.8)	(288.8)	1,095.4	8.2	1,103.6
Net (loss) income from continuing operations	—	(75.3)	—	(75.3)	0.1	(75.2)
Income from discontinued operations, net of tax	—	21.9	—	21.9	—	21.9
Other comprehensive income, net of tax	—	—	16.0	16.0	0.2	16.2
Share based compensation	4.4	—	—	4.4		4.4
Dividends paid to parent	—	(17.2)	—	(17.2)	—	(17.2)
Balances as of April 2, 2023	$2,162.4	$(844.4)	$(272.8)	$1,045.2	$8.5	$1,053.7
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the six month periods ended March 31, 2024 and April 2, 2023
(unaudited)

	Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023
Cash flows from operating activities
Net income (loss)	$91.2	$(73.6)
Income from discontinued operations, net of tax	22.7	41.4
Net income (loss) from continuing operations	68.5	(115.0)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	28.8	24.1
Amortization	22.2	20.9
Share based compensation	7.8	7.1
Impairment of intangible assets	43.0	67.0
Impairment of property, plant and equipment and operating lease assets	0.5	4.5
Gain from debt repurchase	(4.7)	—
Non-cash purchase accounting adjustments	0.9	0.9
Non-cash accrual for representation and warranty proceeds	(15.0)	—
Amortization of debt issuance costs and debt discount	1.7	4.0
Write-off of unamortized discount and debt issuance costs	0.3	—
Gain from remeasurement of contingent consideration liability	—	(1.5)
Deferred tax benefit	10.8	(61.3)
Net changes in operating assets and liabilities	(100.4)	187.5
Net cash provided by operating activities from continuing operations	64.4	138.2
Net cash (used) provided by operating activities from discontinued operations	(81.5)	29.0
Net cash (used) provided by operating activities	(17.1)	167.2
Cash flows from investing activities
Purchases of property, plant and equipment	(20.9)	(25.9)
Purchases of short term investments	(700.0)	—
Proceeds from sale of short term investments	1,292.0	—
Purchase price settlement from sale of HHI	(26.9)	—
Other investing activities	(0.1)	—
Net cash provided (used) by investing activities from continuing operations	544.1	(25.9)
Net cash used by investing activities from discontinued operations	—	(7.9)
Net cash provided (used) by investing activities	544.1	(33.8)
Cash flows from financing activities
Payment of debt	(177.9)	(21.7)
Payment of debt issuance costs	(3.2)	(2.3)
Payment of cash dividends to parent	(356.3)	(34.4)
Net cash used by financing activities from continuing operations	(537.4)	(58.4)
Net cash used by financing activities from discontinued operations	—	(0.7)
Net cash used by financing activities	(537.4)	(59.1)
Effect of exchange rate changes on cash and cash equivalents	2.3	9.7
Net change in cash, cash equivalents and restricted cash	(8.1)	84.0
Cash, cash equivalents, and restricted cash, beginning of period	752.7	242.6
Cash, cash equivalents, and restricted cash, end of period	$744.6	$326.6
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$35.9	$56.8
Cash paid for interest associated with discontinued operations	—	29.9
Cash paid for taxes associated with continued operations	17.8	11.7
Cash paid for taxes associated with discontinued operations	59.1	13.5
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$1.8	$2.4
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
SBH’s and SB/RH’s fiscal year ends on September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and six month periods included within this Quarterly Report for the Company are March 31, 2024 and April 2, 2023, respectively.
Newly Adopted Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about the use of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll-forward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments in ASU 2022-04 are effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those financial years, except for the disclosure of roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the ASU during the year ended September 30, 2023, except for the disclosure of roll-forward information, which was adopted during the first quarter of fiscal 2024. The following table summarizes the roll-forward of the supplier finance program for the six month period ended March 31, 2024:

(in millions)	Amount
Outstanding payment obligations as of September 30, 2023	$17.9
Invoices confirmed during the period	36.5
Confirmed invoices paid during the period	(38.4)
Outstanding payment obligations as of March 31, 2024	$16.0
The outstanding payment obligations under the supplier finance program are included in Accounts Payable in the Company's Condensed Statement of Financial Position.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU will be effective for our Form 10-K for the year ending September 30, 2025 and our Form 10-Q for the first quarter of the year ending September 30, 2026. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for the year ending September 30, 2026. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include requirements to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about the board of directors' oversight of climate-related risks and management's role in managing material climate-related risks, and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. In addition, the rules would require certain climate-related disclosure as it relates to severe weather events and other natural conditions and carbon offsets and renewable energy credits. Certain large registrants are also required to disclose Scope 1 and Scope 2 greenhouse gas ("GHG") emissions when material. While the SEC voluntarily stayed the rules due to pending judicial review, the rules in their current form would be effective for the Company beginning in our Form 10-K for the year ending September 30, 2026. The Company is currently assessing the impact that these rules may have on the Company's consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the Condensed Consolidated Statements of Income for the three and six month periods ended March 31, 2024 and April 2, 2023:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Income from discontinued operations before income taxes – HHI	$15.2	$59.5	$15.2	$104.4
(Loss) income from discontinued operations before income taxes – Other	—	(1.4)	10.3	(2.0)
Interest expense on corporate debt allocated to discontinued operations	—	17.8	—	34.0
Income from discontinued operations before income taxes	15.2	40.3	25.5	68.4
Income tax expense from discontinued operations	4.2	18.9	2.8	27.5
Income from discontinued operations, net of tax	11.0	21.4	22.7	40.9
Income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	—	0.2
Income from discontinued operations attributable to controlling interest, net of tax	$11.0	$21.4	$22.7	$40.7
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
During the three and six month period ended March 31, 2024, the Company recognized $15.2 million in income from discontinued operations before income taxes - HHI related to a gain realized by a subsequently agreed reduction on accrued fees associated with the transaction that was previously recognized as a component of the gain on sale when the transaction closed in the prior year.
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture for the three and six month period ended April 2, 2023:

	Three Month Period Ended	Six Month Period Ended
(in millions)	April 2, 2023	April 2, 2023
Net sales	$383.3	$746.1
Cost of goods sold	253.3	498.0
Gross profit	130.0	248.1
Operating expenses	68.9	140.0
Operating income	61.1	108.1
Interest expense	0.8	1.7
Other non-operating expense, net	0.8	2.0
Income from discontinued operations before income taxes	$59.5	$104.4
Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture for the three and six month period ended April 2, 2023:

	Three Month Period Ended	Six Month Period Ended
(in millions)	April 2, 2023	April 2, 2023
Share based compensation	$0.3	$1.1
Purchases of property, plant and equipment	4.4	8.0

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The Company and ASSA entered into customary TSAs that became effective upon the consummation of the transaction. The TSAs support various shared back office administrative functions, including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; supporting both the transferred HHI operations and the continuing operations of the Company. Charges associated with TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and also include one time pass-through charges including warehousing, freight, among others. TSA charges are settled periodically between the Company and ASSA on a net basis. Charges to ASSA are recognized as a reduction of the respective operating expense incurred and charges from ASSA are recognized as an operating expense depending upon the function supported by ASSA. The TSAs have an overall expected time period of 12 months following the close of the transaction with variability in expiration dependent upon the completed transition of the respective service or function, and may provide up to 12 additional months for a total duration of up to 24 months following the close of the transaction. The Company recognized net income of $7.9 million and $15.9 million associated with TSA charges during the three and six month periods ended March 31, 2024, respectively. Additionally, the Company and ASSA will receive cash and make payments on behalf of the respective counterparty's operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company also maintains a net payable or receivable with ASSA for net working capital attributable to commingled cash flow during the transaction period. As of March 31, 2024 and September 30, 2023, the Company had a net receivable of $25.0 million and $4.0 million, respectively, included in Other Receivables on the Company's Condensed Consolidated Statement of Financial Position consisting of amounts due from ASSA for commingled cash flow and net TSA charges, including amounts subject to repayment by the Company.
The Company has also recognized net payables to ASSA for outstanding settlements associated with the Purchase Agreement, including tax indemnifications for outstanding settlements with tax authorities and uncertain tax benefit obligations, among others. As of March 31, 2024, the Company recognized $2.7 million, included with Other Long-Term Liabilities, on the Company's Condensed Consolidated Statements of Financial Position. As of September 30, 2023, the Company recognized $27.3 million, included within Accounts Payable, and $2.6 million, included within Other Long-Term Liabilities, on the Company’s Condensed Consolidated Statements of Financial Position. During the three month period ended March 31, 2024, the Company paid $26.9 million to complete the purchase price settlement in accordance with the Purchase Agreement.
Other
Income from discontinued operations before income taxes – other includes incremental pre-tax gain for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreements for the sale and divestiture of the Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. During the six month period ended March 31, 2024, the Company realized a gain attributable to a proposed settlement on outstanding tax audits that were previously recognized as uncertain tax benefit obligations at the time of sale and indemnified in accordance with the acquisition agreement. As of March 31, 2024, the Company recognized $14.4 million related to indemnification payables in accordance with the acquisition agreements, primarily attributable to uncertain tax benefit obligations and outstanding settlements with tax authorities that were transferred, included within Other Current Liabilities on the Company's Condensed Consolidated Statements of Financial Position. As of September 30, 2023, the Company recognized $25.3 million, including $8.6 million within Other Current Liabilities and $16.7 million, within Other Long-Term Liabilities on the Company’s Condensed Consolidated Statements of Financial Position.
NOTE 3 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and six month periods ended March 31, 2024 and April 2, 2023, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended March 31, 2024				Three Month Period Ended April 2, 2023
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Product Sales
NA	$179.2	$158.5	$105.1	$442.8	$186.4	$151.3	$121.6	$459.3
EMEA	97.8	—	101.0	198.8	94.4	—	99.2	193.6
LATAM	2.9	1.5	44.8	49.2	4.5	1.5	38.8	44.8
APAC	6.5	—	15.1	21.6	7.4	—	17.4	24.8
Licensing	2.2	0.7	1.8	4.7	2.6	0.5	1.9	5.0
Service and other	1.3	—	0.1	1.4	1.4	—	0.3	1.7
Total Revenue	$289.9	$160.7	$267.9	$718.5	$296.7	$153.3	$279.2	$729.2

	Six Month Period Ended March 31, 2024				Six Month Period Ended April 2, 2023
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Product Sales
NA	$348.0	$228.4	$240.1	$816.5	$360.8	$220.2	$286.1	$867.1
EMEA	193.0	—	245.2	438.2	181.0	—	236.5	417.5
LATAM	5.8	3.2	88.1	97.1	7.7	3.5	80.6	91.8
APAC	12.7	—	33.9	46.6	16.9	—	35.2	52.1
Licensing	4.7	1.1	3.6	9.4	5.0	0.9	4.3	10.2
Service and other	2.6	—	0.3	2.9	2.9	—	0.9	3.8
Total Revenue	$566.8	$232.7	$611.2	$1,410.7	$574.3	$224.6	$643.6	$1,442.5

The Company has a broad range of customers, including many large retail customers. During the three month periods ended March 31, 2024 and April 2, 2023, there were two large retail customers, each exceeding 10% of consolidated Net Sales and representing 33.5% of consolidated Net Sales in each period. During the six month periods ended March 31, 2024 and April 2, 2023, there were two large retail customers exceeding 10% of consolidated Net Sales and representing 35.8% and 34.8% of consolidated Net Sales, respectively. All segments sell products to the two large retail customers exceeding 10% of consolidated Net Sales.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 – REVENUE RECOGNITION (continued)
A significant portion of our product sales from our HPC segment are subject to the continued use and access to the Black & Decker® ("B+D") brand through a trademark license agreement with Stanley Black and Decker ("SBD"). Net sales from B+D product sales consisted of $78.6 million, or 10.9% of consolidated net sales, and $85.1 million, or 11.7% of consolidated Net Sales, for the three month periods ended March 31, 2024 and April 2, 2023, respectively. Net sales from B+D product sales consisted of $172.5 million, or 12.2%, and $171.9 million, or 11.9%, of consolidated Net Sales for the six month periods ended March 31, 2024 and April 2, 2023, respectively. All other significant brands and tradenames used in the Company’s commercial operations are directly owned and not subject to further restrictions. The Company recently entered into a new trademark license agreement with SBD for the B+D brand during the subsequent period, see Note 18 - Subsequent Event for further detail.
In the normal course of business, the Company may allow customers to return products or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of March 31, 2024 and September 30, 2023 was $15.3 million and $12.8 million, respectively. The increase in the allowance for product returns are attributable to the additional returns estimated for the recently re-issued product recalls with the HPC segment in collaboration with the U.S. Consumer Product Safety Commission ("CPSC"), further discussed in Note 15 - Commitments and Contingencies.

NOTE 4 – RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for credit losses on the Company's trade receivables as of March 31, 2024 and September 30, 2023 was $7.0 million and $7.7 million, respectively.
The Company has a broad range of customers, including many large retail customers. As of March 31, 2024 and September 30, 2023, there were two large retail customers exceeding 10% of consolidated Net Trade Receivables and representing 43.7% and 39.8% of the Company's consolidated Net Trade Receivables, respectively.
NOTE 5 – INVENTORIES
Inventories consist of the following:

(in millions)	March 31, 2024	September 30, 2023
Raw materials	$53.8	$55.8
Work-in-process	6.7	6.2
Finished goods	393.8	400.8
Inventories	$454.3	$462.8

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	March 31, 2024	September 30, 2023
Land, buildings and improvements	$84.8	$83.4
Machinery, equipment and other	337.0	330.1
Computer software	139.5	136.2
Finance leases	138.4	136.9
Construction in progress	24.5	18.1
Property, plant and equipment	724.2	704.7
Accumulated depreciation	(454.7)	(429.6)
Property, plant and equipment, net	$269.5	$275.1
Depreciation expense from property, plant, and equipment for the three month periods ended March 31, 2024 and April 2, 2023, was $14.3 million and $11.9 million, respectively; and for the six month periods ended March 31, 2024 and April 2, 2023 was $28.8 million and $24.1 million, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	GPC	H&G	Total
As of September 30, 2023	$512.1	$342.6	$854.7
Foreign currency impact	3.6	—	3.6
As of March 31, 2024	$515.7	$342.6	$858.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS (continued)
The carrying value and accumulated amortization of intangible assets are as follows:

	March 31, 2024			September 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$637.5	$(431.9)	$205.6	$635.0	$(412.9)	$222.1
Technology assets	75.3	(38.5)	36.8	75.3	(35.9)	39.4
Tradenames	28.8	(9.7)	19.1	27.6	(7.4)	20.2
Total amortizable intangible assets	741.6	(480.1)	261.5	737.9	(456.2)	281.7
Indefinite-lived intangible assets – tradenames	740.8	—	740.8	778.4	—	778.4
Total Intangible Assets	$1,482.4	$(480.1)	$1,002.3	$1,516.3	$(456.2)	$1,060.1
During the three month period ended March 31, 2024, the Company and H&G segment identified a triggering event for our Rejuvenate® tradename attributable to a loss of a key distribution expansion opportunity resulting in a significant shift in the projected distribution strategy that reduced the anticipated near-term sales opportunities and expectations, resulting in the recognition of a $39.0 million impairment on the indefinite lived intangible asset.
During the six month period ended March 31, 2024, the Company and the HPC segment identified a triggering event attributable to a change in brand strategy for a non-core tradename, resulting in recognition of a $4.0 million impairment on the indefinite intangible assets.
Amortization expense from the intangible assets for the three month periods ended March 31, 2024 and April 2, 2023 was $11.1 million and $10.5 million, respectively; and for the six month periods ended March 31, 2024 and April 2, 2023 was $22.2 million and $20.9 million, respectively.
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2024	$44.4
2025	41.3
2026	39.7
2027	39.7
2028	37.9

NOTE 8 – DEBT
Debt with external lenders consists of the following:

	March 31, 2024		September 30, 2023
(in millions)	Amount	Rate	Amount	Rate
Spectrum Brands Inc. ("SBI")
4.00% Notes, due October 1, 2026	$458.5	4.0%	$448.8	4.0%
5.00% Notes, due October 1, 2029	289.1	5.0%	297.2	5.0%
5.50% Notes, due July 15, 2030	155.7	5.5%	288.5	5.5%
3.875% Notes, due March 15, 2031	413.7	3.9%	453.0	3.9%
Obligations under finance leases	83.5	5.3%	86.4	5.3%
Total Spectrum Brands, Inc. debt	1,400.5		1,573.9
Debt issuance costs	(17.1)		(18.4)
Less current portion	(9.0)		(8.6)
Long-term debt, net of current portion	$1,374.4		$1,546.9

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 8 - DEBT (continued)
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
During the six month period ended March 31, 2024, the Company incurred $4.0 million in fees in connection with the closing of the Credit Agreement, with $3.2 million in fees capitalized and amortized as debt issuance costs over the term of the Credit Agreement. As of March 31, 2024, the Company's Revolver Facility has a borrowing availability of $490.3 million, net of outstanding letters of credit of $9.7 million.
Debt Repurchase
During the six month period ended March 31, 2024, the Company repurchased Senior Notes on the open market, at a discount, which are ultimately retired upon receipt. The repurchase of the Company's debt obligations are treated as an extinguishment, with any realized discount recognized as a gain from debt repurchase on the Company's Condensed Consolidated Statements of Income, net any write-off of related deferred financing costs. For the six month period ended March 31, 2024, the Company repurchased $180.1 million of outstanding Senior Notes, consisting of $8.1 million of the 5.00% Senior Notes due October 1, 2029, $132.8 million of the 5.50% Senior Notes due July 15, 2030, and $39.2 million of the 3.875% Senior Notes, due March 15, 2031. As a result of repurchasing outstanding debt notes during the six month period ended March 31, 2024, there was a gain of $4.7 million related to realized gain on the settlement of the obligations recorded, net write-off from associated deferred issuance costs.
NOTE 9 – DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Pesos, Pound Sterling, or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to inventory purchases or the sale of product. Until the purchase or sale is recognized, the fair value of the related hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of Goods Sold or Net Sales on the Condensed Consolidated Statements of Income. At March 31, 2024, the Company had a series of foreign exchange derivative contracts outstanding through September 2025. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $4.1 million, net of tax. At March 31, 2024 and September 30, 2023, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $324.8 million and $320.2 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 – DERIVATIVES (continued)
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three and six month periods ended March 31, 2024 and April 2, 2023, respectively:

	Unrealized Gain (Loss) in OCI Before Reclassification		Reclassified Gain (Loss) to Continuing Operations
For the three month periods ended (in millions)	March 31, 2024	April 2, 2023	Line Item	March 31, 2024	April 2, 2023
Foreign exchange contracts	$—	$0.1	Net sales	$0.1	$—
Foreign exchange contracts	1.4	(7.5)	Cost of goods sold	(4.9)	(4.9)
Total	$1.4	$(7.4)		$(4.8)	$(4.9)

	Unrealized Gain (Loss) in OCI Before Reclassification		Reclassified Gain (Loss) to Continuing Operations
For the six month periods ended (in millions)	March 31, 2024	April 2, 2023	Line Item	March 31, 2024	April 2, 2023
Foreign exchange contracts	$—	$0.1	Net sales	$0.1	$0.1
Foreign exchange contracts	(9.2)	(33.2)	Cost of goods sold	(10.0)	(2.5)
Total	$(9.2)	$(33.1)		$(9.9)	$(2.4)

Derivative Contracts Not Designated as Hedges for Accounting Purposes
The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Canadian Dollars, Colombian Peso, Euros, Hungarian Forint, Czech Koruna, Japanese Yen, Mexican Pesos, Pounds Sterling, Singapore Dollar, Swiss Franc, Turkish Lira, or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 31, 2024, the Company had a series of forward exchange contracts outstanding through April 2024. At March 31, 2024 and September 30, 2023, the Company had $690.8 million and $671.5 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the gain (loss) realized from derivative instruments not designated as hedges for accounting purposes on the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended March 31, 2024 and April 2, 2023, pre-tax:

		Three Month Periods Ended		Six Month Periods Ended
(in millions)	Line Item	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Foreign exchange contracts	Other non-operating expense, net	$5.5	$(0.1)	$(7.6)	$(22.3)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	March 31, 2024	September 30, 2023
Derivative Assets
Foreign exchange contracts – designated as hedge	Other receivables	$0.8	$1.4
Foreign exchange contracts – designated as hedge	Deferred charges and other	0.1	0.1
Foreign exchange contracts – not designated as hedge	Other receivables	2.5	1.8
Total Derivative Assets		$3.4	$3.3
Derivative Liabilities
Foreign exchange contracts – designated as hedge	Accounts payable	$6.4	$8.1
Foreign exchange contracts – designated as hedge	Other long term liabilities	0.4	—
Foreign exchange contracts – not designated as hedge	Accounts payable	11.0	0.9
Total Derivative Liabilities		$17.8	$9.0
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of March 31, 2024.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of March 31, 2024 and September 30, 2023, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 – DERIVATIVES (continued)
Net Investment Hedge
Spectrum Brands, Inc. has €425.0 million aggregate principal amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of March 31, 2024, the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the unrealized gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three and six month periods ended March 31, 2024 and April 2, 2023, pre-tax:

	Three Month Periods Ended		Six Month Periods Ended
Unrealized Gain (Loss) in OCI (in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net investment hedge	$11.6	$(12.5)	$(9.7)	$(46.4)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of March 31, 2024 and September 30, 2023 according to the fair value hierarchy are as follows:

	March 31, 2024					September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$3.4	$—	$3.4	$3.4	$—	$3.3	$—	$3.3	$3.3
Derivative Liabilities	—	17.8	—	17.8	17.8	—	9.0	—	9.0	9.0
Debt	—	1,368.1	—	1,368.1	1,383.4	—	1,418.6	—	1,418.6	1,555.5
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – SHAREHOLDERS' EQUITY
Share Repurchases
The following summarizes the activity of common stock repurchases for the three and six month periods ended March 31, 2024. There was no repurchase activity for the three and six month periods ended April 2, 2023.

	March 31, 2024
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	1.2	$80.62	$97.6

	March 31, 2024
Six Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	4.5	$75.41	$340.5
ASR	1.3	65.84	83.2
Total Purchases	5.8	73.32	$423.7

During the six month period ended March 31, 2024, SBH entered into a $200.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through November 15, 2024, until the cap is reached or until the plan is terminated. As of March 31, 2024, there has been $108.7 million repurchased pursuant to the 10b5-1 repurchase plan.
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

NOTE 12 – SHARE BASED COMPENSATION
The following is a summary of share based compensation expense included in Selling, General & Administrative on the Company's Condensed Consolidated Statements of Income for the three and six month periods ended March 31, 2024 and April 2, 2023 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
SBH	$4.5	$4.5	$8.4	$7.7
SB/RH	4.1	4.0	7.8	7.1
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – SHARE BASED COMPENSATION (continued)
The following is a summary of RSU grants issued during the six month period ended March 31, 2024:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.05	$66.80	$3.6	0.03	$67.17	$2.2
Vesting in more than 12 months	0.15	66.73	9.8	0.15	66.73	9.8
Total time-based grants	0.20	66.75	13.4	0.18	66.81	12.0
Performance-based grants	0.24	66.90	16.1	0.24	66.90	16.1
Total grants	0.44	66.83	$29.5	0.42	66.86	$28.1

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the six month period ended March 31, 2024, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2023	$(216.1)	$1.4	$(34.7)	$(249.4)
Other comprehensive income (loss) before reclassification	15.4	(10.6)	(1.1)	3.7
Net reclassification for loss to income from continuing operations	—	5.1	0.2	5.3
Other comprehensive income (loss) before tax	15.4	(5.5)	(0.9)	9.0
Deferred tax effect	5.6	1.5	0.2	7.3
Other comprehensive income (loss), net of tax	21.0	(4.0)	(0.7)	16.3
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	20.9	(4.0)	(0.7)	16.2
Balance at December 31, 2023	(195.2)	(2.6)	(35.4)	(233.2)
Other comprehensive (loss) income before reclassification	(0.4)	1.4	0.3	1.3
Net reclassification for loss to income from continuing operations	—	4.8	0.2	5.0
Other comprehensive (loss) income before tax	(0.4)	6.2	0.5	6.3
Deferred tax effect	(2.9)	(1.6)	0.1	(4.4)
Other comprehensive (loss) income , net of tax	(3.3)	4.6	0.6	1.9
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive (loss) income attributable to controlling interest	(3.2)	4.6	0.6	2.0
Balance at March 31, 2024	$(198.4)	$2.0	$(34.8)	$(231.2)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended March 31, 2024			Six Month Period Ended March 31, 2024
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Net Sales	$0.1	$—	$0.1	$0.1	$—	$0.1
Cost of goods sold	(4.9)	—	(4.9)	(10.0)	—	(10.0)
Other non-operating expense (income), net	—	(0.2)	(0.2)	—	(0.4)	(0.4)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)
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
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended April 2, 2023			Six Month Period Ended April 2, 2023
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Net Sales	$—	$—	$—	$0.1	$—	$0.1
Cost of goods sold	(4.9)	—	(4.9)	(2.5)	—	(2.5)
Other non-operating expense (income), net	—	0.7	0.7	—	(0.2)	(0.2)
Income from discontinued operations, net of tax	0.1	—	0.1	0.1	—	0.1
NOTE 14 – INCOME TAXES
The effective tax rate for the three and six month periods ended March 31, 2024 and April 2, 2023, was as follows:

	Three Month Periods Ended		Six Month Periods Ended
Effective tax rate	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
SBH	33.8%	31.7%	36.0%	29.0%
SB/RH	33.7%	31.2%	35.5%	28.7%
The estimated annual effective tax rate applied to the three and six month periods ended March 31, 2024, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), state income taxes, and certain nondeductible expenses. The Company is projecting a U.S. net operating loss ("NOL") for Fiscal 2024, which does not allow it to take advantage of the foreign-derived intangible income deduction or foreign tax credits on its GILTI income. The Company’s federal effective tax rate on GILTI was therefore 21%.
As of March 31, 2024 and September 30, 2023, there was $88.7 million and $77.8 million of U.S. federal income taxes receivable from its parent company on the SB/RH Condensed Consolidated Statements of Financial Position, calculated as if SB/RH were a separate taxpayer.

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
As of March 31, 2024, there was an environmental remediation liability of $4.9 million, with $1.1 million included in Other Current Liabilities and $3.8 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. As of September 30, 2023, there was an environmental remediation liability of $5.4 million, with $1.5 million included in Other Current Liabilities and $3.9 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of March 31, 2024 and September 30, 2023, the Company recognized $2.6 million and $3.0 million, respectively, in product liability, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranties on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.2 million and $0.3 million of warranty accruals as of March 31, 2024 and September 30, 2023, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Product Safety Recalls. During the years ended September 30, 2022 and 2023, the Company and its HPC segment initiated voluntary product safety recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") for specific products, suspending sales of the affected products and issuing a stop sale with its customers. The Company has assessed the incremental costs attributable to the recall, including the anticipated returns of retail inventory from customers, write-off of affected inventory, and other costs to facilitate the recall such as notification, shipping and handling, consumer refunds, and rework and destruction of affected products, as needed, and evaluated the probability of redemption. Certain products were remediated through the issuance of replacement parts and did not require a full recall of the affected product, with costs included to facilitate the remediation, rework and related shipping and handling. During the three month period ended March 31, 2024, the Company was required by the CPSC to reissue a recall that was previously remediated through the issuance of a replacement part in accordance with previously agreed-up remediation plans with the CPSC, expanding the requirements to issue a complete recall of the affected product. As a result, the reissued recall resulted in the recognition of incremental costs and reserves to address inventory returns from customers, write-off of the affected inventory, consumer refunds and other costs to facilitate the reissued recall. As a result, the Company recognized $6.2 million and $6.0 million as of March 31, 2024 and September 30, 2023, respectively, in Other Current Liabilities on the Consolidated Statement of Financial Position associated with the estimated costs for the recalls. Additionally, for certain products affected by the recalls, the Company has indemnification provisions that are contractually provided by third parties for the affected products and as a result the Company has also recognized $6.7 million and $7.1 million as of March 31, 2024 and September 30, 2023, respectively, in Other Receivables on the Condensed Consolidated Statement of Financial Position related to recovery from such indemnification provisions.
Representation and Warranty Insurance Proceeds. On February 18, 2022, the Company acquired all of the membership interests in HPC Brands, LLC, which consist of the home appliances and cookware business of Tristar Products, Inc. (the "Tristar Business") pursuant to a Membership Interest Purchase agreement dated February 3, 2022 (the "Acquisition Agreement"). During the year ended September 30, 2023, the Company submitted a claim under its representation and warranty insurance policies, seeking coverage for losses resulting from breaches of certain representations and warranties in the Acquisition Agreement. During the three and six month periods ended March 31, 2024, the Company recognized a gain of $65.0 million on the Condensed Consolidated Statement of Income attributable to insurance proceeds received from its representation and warranty insurance policies. As of March 31, 2024, the Company has recognized cash receipts of $50.0 million associated with the insurance proceeds and $15.0 million as Other Receivables on the Condensed Statement of Financial Position based on the settlement agreement for the remaining portion which was received in April 2024.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 – SEGMENT INFORMATION
Net sales relating to the segments for the three and six month periods ended March 31, 2024 and April 2, 2023, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
GPC	$289.9	$296.7	$566.8	$574.3
H&G	160.7	153.3	232.7	224.6
HPC	267.9	279.2	611.2	643.6
Net sales	$718.5	$729.2	$1,410.7	$1,442.5
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
•Incremental project costs associated with strategic transactions, restructuring and optimization initiatives including, but not limited to, the acquisition or divestitures of a business, costs to effect and facilitate a transaction, including such cost to integrate or separate the respective business, development and implementation of strategies to optimize operations, reduce costs, increase revenues, improve profit margins, including recognition of one-time exit or disposal costs. These amounts are excluded from our performance metrics as they are reflective of incremental investment by the Company towards strategic initiatives and business development activities. Incremental costs directly attributable to such initiatives are not considered recurring or reflective of the continuing ongoing operations of the consolidated group or segments. Refer to the Strategic transactions, restructuring and optimization initiatives discussion within the Overview section, included elsewhere in this Quarterly Report, for further discussion;
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value, and the incremental value in operating lease assets with below market rent, among others. During the three and six month periods ended March 31, 2024 and April 2, 2023, the Company recognized non-cash expense due to the incremental value recognized as part of the Tristar Business acquisition on right of use operating leases with below market rent;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets, when applicable. During the three and six month period ended March 31, 2024, the Company recognized impairments of its Rejuvenate® and a non-core HPC tradename indefinite lived intangible assets, along with an impairment charge on a right of use operating lease asset associated with an HPC facility that was exited prior to end of its term. See Note 7 - Goodwill and Intangibles, for further details. During the three and six month period ended April 2, 2023, the Company recognized impairment of indefinite lived intangible assets for its Rejuvenate® and PowerXL® indefinite lived tradenames, along with an impairment on idle equipment associated with the early exit of a GPC warehouse lease and impairments on right of use operating lease assets associated with GPC and HPC facilities that were exited prior to the end of their term;
•Gain realized from proceeds received on the representation and warranties insurance policies associated with the Tristar Business acquisition. Refer to Note 15 - Commitment and Contingencies in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity attributable to significant and unusual nonrecurring matters with no previous history or precedent. During the three and six month periods ended March 31, 2024, such costs were directly attributable to legal costs incurred for the proceeds received from the representation and warranties insurance policies associated with the Tristar Business acquisition. Refer to Note 15 - Commitment and Contingencies for further details;
•Non-cash gain realized from the repurchase of debt obligations at a discount, net deferred financing costs, during the three and six month periods ended March 31, 2024;
•Incremental costs associated with the recognition of product recall costs incurred by the HPC segment in collaboration with the CPSC, initiated at the end of the year ended September 30 2022 and during the year ended September 30, 2023, resulting in the accrual and recognition of incremental costs for the recall, product returns from customers, write-off of inventory on hand, and other costs such as notification, shipping and handling, rework and destruction of affected products, and consumer refunds, as needed. Such costs are not recurring and directly attributable to the recall event, excluding all other costs associated with product warranty and returns. During the three month period ended March 31, 2024, the Company was required by the CPSC to reissue a previously issued recall to provide a cash refund to customers, resulting in the recognition of incremental costs and reserves See Note 15 - Commitments and Contingencies for further details;
•Unallocated shared costs reflect the costs associated with certain shared and center-led administrative functions such as information technology, human resources, finance and accounting, supply chain and commercial operations, supporting the HHI business during the period the Company owned and operated the business through the close of the HHI divestiture on June 20, 2023. Such costs are excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations in accordance of US GAAP, but reflected as part of income from continuing operations for all periods presented, and requiring retroactive adjustment for all periods presented. HHI was previously a segment of the consolidated group and was excluded from the consolidated Adjusted EBITDA since being recognized as discontinued operations. As a result, for all periods in which HHI was owned and operated by the Company, including comparable periods requiring retroactive adjustment, the adjustment is recognized to reconcile net income from continuing operations to Adjusted EBITDA of the remaining segments of the consolidated group. With the close of the HHI divestiture on June 20, 2023, there is no adjustment recognized as such shared costs are mitigated through income from TSAs during the transition period post-separation, with subsequent restructuring initiatives to rightsize extraneous costs. See Note 2 – Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details;
•Non-cash gain from the remeasurement in the contingent consideration liability associated with the Tristar Business acquisition during the six month period ended March 31, 2023;

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SEGMENT INFORMATION (continued)
•For the three and six month periods ended April 2, 2023, the impact from the early settlement of foreign currency cash flow hedges during the year ended September 30, 2022, resulting in assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in excluded gains intended to mitigate costs during the year ending September 30, 2023; and
•Other adjustments are attributable to: (1) key executive severance and other one-time compensatory costs; and (2) non-recurring unusual insurable losses, including any the receipt of insurance proceeds or recovery realized.
Segment Adjusted EBITDA for the reportable segments for SBH for the three and six month periods ended March 31, 2024 and April 2, 2023, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
GPC	$62.3	$46.3	$115.1	$83.5
H&G	29.2	15.1	28.5	12.8
HPC	17.8	(1.9)	44.5	11.3
Total segment adjusted EBITDA	109.3	59.5	188.1	107.6
Corporate	(3.0)	8.5	(8.5)	16.8
Interest expense	16.9	31.6	36.1	65.0
Depreciation	14.3	11.9	28.8	24.1
Amortization	11.1	10.5	22.2	20.9
Share based compensation	4.5	4.5	8.4	7.7
HHI divestiture and separation costs	0.8	1.4	2.1	2.9
HPC separation initiatives	2.8	1.1	3.1	3.5
Tristar integration	—	4.0	—	9.7
Fiscal 2023 and 2022 restructuring	0.4	4.6	0.9	5.1
Global ERP transformation	3.9	3.3	6.9	4.9
Russia closing initiative	—	(0.1)	—	2.8
Other project costs	0.1	6.5	0.1	11.9
Non-cash purchase accounting adjustments	0.5	0.5	0.9	0.9
Impairment of equipment and operating lease assets	0.5	4.2	0.5	4.5
Impairment of intangible assets	39.0	67.0	43.0	67.0
Representation and warranty insurance proceeds	(65.0)	—	(65.0)	—
Legal and environmental	0.3	—	1.5	—
Gain from debt repurchase	—	—	(4.7)	—
HPC product recall	6.7	1.6	6.0	1.9
Unallocated shared costs	—	6.3	—	12.5
Early settlement of foreign currency cash flow hedges	—	1.3	—	3.9
Gain from remeasurement of contingent consideration liability	—	—	—	(1.5)
Other	0.1	0.6	0.5	5.0
Income (loss) from continuing operations before income taxes	$75.4	$(109.8)	$105.3	$(161.9)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for reportable segments for SB/RH for the three and six month periods ended March 31, 2024 and April 2, 2023, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
GPC	$62.3	$46.3	$115.1	$83.5
H&G	29.2	15.1	28.5	12.8
HPC	17.8	(1.9)	44.5	11.3
Total segment adjusted EBITDA	109.3	59.5	188.1	107.6
Corporate	(3.2)	8.3	(9.0)	16.7
Interest expense	16.9	31.7	36.1	65.1
Depreciation	14.3	11.9	28.8	24.1
Amortization	11.1	10.5	22.2	20.9
Share based compensation	4.1	4.0	7.8	7.1
HHI divestiture and separation costs	0.8	1.4	2.1	2.9
HPC separation initiatives	2.8	1.1	3.1	3.5
Tristar integration	—	4.0	—	9.7
Fiscal 2023 and 2022 restructuring	0.4	4.6	0.9	5.1
Global ERP transformation	3.9	3.3	6.9	4.9
Russia closing initiative	—	(0.1)	—	2.8
Other project costs	0.1	6.5	0.1	11.9
Non-cash purchase accounting adjustments	0.5	0.5	0.9	0.9
Impairment of equipment and operating lease assets	0.5	4.2	0.5	4.5
Impairment of intangible assets	39.0	67.0	43.0	67.0
Representation and warranty insurance proceeds	(65.0)	—	(65.0)	—
Legal and environmental	0.3	—	1.5	—
Gain from debt repurchase	—	—	(4.7)	—
HPC product recall	6.7	1.6	6.0	1.9
Unallocated shared costs	—	6.3	—	12.5
Early settlement of foreign currency cash flow hedges	—	1.3	—	3.9
Gain from remeasurement of contingent consideration liability	—	—	—	(1.5)
Other	0.1	0.6	0.6	5.0
Income (loss) from continuing operations before income taxes	$76.0	$(109.2)	$106.3	$(161.3)

NOTE 17 – EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended March 31, 2024 and April 2, 2023, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share amounts)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$50.1	$(75.1)	$67.5	$(115.3)
Income from discontinued operations attributable to controlling interest, net of tax	11.0	21.4	22.7	40.7
Net income (loss) attributable to controlling interest	$61.1	$(53.7)	$90.2	$(74.6)
Denominator
Weighted average shares outstanding – basic	30.2	41.0	32.1	40.9
Dilutive shares	0.2	—	0.1	—
Weighted average shares outstanding – diluted	30.4	41.0	32.2	40.9
Earnings per share
Basic earnings per share from continuing operations	$1.66	$(1.83)	$2.10	$(2.82)
Basic earnings per share from discontinued operations	0.37	0.52	0.71	1.00
Basic earnings per share	$2.03	$(1.31)	$2.81	$(1.82)
Diluted earnings per share from continuing operations	$1.65	$(1.83)	$2.09	$(2.82)
Diluted earnings per share from discontinued operations	0.36	0.52	0.71	1.00
Diluted earnings per share	$2.01	$(1.31)	$2.80	$(1.82)
Weighted average number of anti-dilutive shares excluded from denominator	—	0.1	—	0.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 – SUBSEQUENT EVENT
In May 2024, the Company and its HPC segment entered into a new trademark license agreement (the "License Agreement") with SBD which terminates the previous arrangement, with an effective date of January 1, 2024. Pursuant to the License Agreement, the Company will license the B+D brand in North America, Latin America (excluding Brazil) and the Caribbean for four categories of household appliance: beverage products, food preparation products, garment care products and cooking products. The License Agreement has an initial four-year term ending December 31, 2027, with two subsequent four-year renewal rights each based upon meeting certain sales targets at the end of each renewal period, extending the total contract term to December 31, 2035. The License Agreement does not renew if these targets are not satisfied. Under the terms of the License Agreement, the Company agrees to pay SBD royalties based on a percentage of sales, with a minimum annual royalty payment of $11.7 million for the first year in the initial term, with decreases in subsequent years in the initial term down to $10.2 million and is subject to adjustment with each renewal period. The License Agreement also requires us to comply with maximum annual returns rates for products and promotional spending commitments, See Note 3 - Revenue Recognition for further detail on revenue concentration from B+D products.

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
Non-GAAP Measurements
Our consolidated and segment results contain non-GAAP metrics such as organic net sales, adjusted EBITDA and adjusted EBITDA margin. While we believe organic net sales and adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results.
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
The following is a reconciliation of reported net sales to organic net sales for the three and six month period ended March 31, 2024 compared to net sales for the three and six month period ended April 2, 2023:

Three Month Periods Ended (in millions, except %)	March 31, 2024
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales April 2, 2023	Variance
GPC	$289.9	$(2.2)	$287.7	$296.7	$(9.0)	(3.0)%
H&G	160.7	—	160.7	153.3	7.4	4.8%
HPC	267.9	1.0	268.9	279.2	(10.3)	(3.7)%
Total	$718.5	$(1.2)	$717.3	$729.2	(11.9)	(1.6)%

Six Month Periods Ended (in millions, except %)	March 31, 2024
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales April 2, 2023	Variance
GPC	$566.8	$(7.2)	$559.6	$574.3	$(14.7)	(2.6)%
H&G	232.7	—	232.7	224.6	8.1	3.6%
HPC	611.2	(5.7)	605.5	643.6	(38.1)	(5.9)%
Total	$1,410.7	$(12.9)	$1,397.8	$1,442.5	(44.7)	(3.1)%

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
•Incremental project costs associated with strategic transactions, restructuring and optimization initiatives including, but not limited to, the acquisition or divestitures of a business, costs to effect and facilitate a transaction, including such cost to integrate or separate the respective business, development and implementation of strategies to optimize operations, reduce costs, increase revenues, improve profit margins, including recognition of one-time exit or disposal costs. These amounts are excluded from our performance metrics as they are reflective of incremental investment by the Company towards strategic initiatives and business development activities, incremental costs directly attributable to such initiatives and are not considered recurring or reflective of the continuing ongoing operations of the consolidated group or segments. Refer to the Strategic transactions, restructuring and optimization initiatives discussion within the Overview section for further discussion on the projects and initiatives;
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value and the incremental value in operating lease assets with below market rent, among others During the three and six month periods ended March 31, 2024 and April 2, 2023, the Company recognized non-cash expense due to the incremental value recognized as part of the Tristar Business acquisition on right of use operating leases with below market rent;

•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets, when applicable. During the three and six month period ended March 31, 2024, the Company recognized impairments of its Rejuvenate® and a non-core HPC tradename indefinite lived intangible assets, along with an impairment charge on a right of use operating lease asset associated with an HPC facility that was exited prior to end of its term. See Note 7 - Goodwill and Intangibles in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details. During the three and six month period ended April 2, 2023, the Company recognized impairment of indefinite lived intangible assets for its Rejuvenate® and PowerXL® indefinite lived tradenames, along with an impairment on idle equipment associated with the early exit of a GPC warehouse lease and impairments on right of use operating lease assets associated with GPC and HPC facilities that were exited prior to the end of their term;
•Gain realized from proceeds received on the representation and warranties insurance policies associated with the Tristar Business acquisition. Refer to Note 15 - Commitment and Contingencies in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details.
•Incremental reserves for non-recurring litigation or environmental remediation activity attributable to significant and unusual nonrecurring matters with no previous history or precedent. During the three and six month periods ended March 31, 2024, such costs were directly attributable to legal costs incurred for the proceeds received from the representation and warranties insurance policies associated with the Tristar Business acquisition. Refer to Note 15 - Commitment and Contingencies in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details;
•Non-cash gain realized from the repurchase of debt obligations at a discount, net deferred financing costs, during the three and six month periods ended March 31, 2024. See Note 8 - Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details;
•Incremental costs associated with the recognition of product recall costs incurred by the HPC segment in collaboration with the CPSC, initiated at the end of the year ended September 30 2022 and during the year ended September 30, 2023, resulting in the accrual and recognition of incremental costs for the recall, product returns from customers, write-off of inventory on hand, and other costs such as notification, shipping and handling, rework and destruction of affected products, and consumer refunds, as needed. Such costs are not recurring and directly attributable to the recall event, excluding all other costs associated with product warranty and returns. During the three month period ended March 31, 2024, the Company was required by the CPSC to reissue a previously issued recall to provide a cash refund to customers, resulting in the recognition of incremental costs and reserves. Note 17 - Commitments and Contingencies in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details;
•Unallocated shared costs reflect the costs associated with certain shared and center-led administrative functions such as information technology, human resources, finance and accounting, supply chain and commercial operations, supporting the HHI business during the period the Company owned and operated the business through the close of the HHI divestiture on June 20, 2023. Such costs are excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations in accordance of US GAAP, but reflected as part of income from continuing operations for all periods presented, and requiring retroactive adjustment for all periods presented. HHI was previously a segment of the consolidated group and was excluded from the consolidated Adjusted EBITDA since being recognized as discontinued operations. As a result, for all periods in which HHI was owned and operated by the Company, including comparable periods requiring retroactive adjustment, the adjustment is recognized to reconcile net income from continuing operations to Adjusted EBITDA of the remaining segments of the consolidated group. With the close of the HHI divestiture on June 20, 2023, there is no adjustment recognized as such shared costs are mitigated through income from TSAs during the transition period post-separation, with subsequent restructuring initiatives to rightsize extraneous costs. See Note 2 – Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details;
•Non-cash gain from the remeasurement in the contingent consideration liability associated with the Tristar Business acquisition during the six month period ended April 2, 2023;
•For the three and six month periods ended April 2, 2023, the impact from the early settlement of foreign currency cash flow hedges during the year ended September 30, 2022, resulting in assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in excluded gains intended to mitigate costs during the year ending September 30, 2023; and
•Other adjustments are attributable to: (1) key executive severance and other one-time compensatory costs; and (2) non-recurring unusual insurable losses, including any the receipt of insurance proceeds or recovery realized.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA for SBH, by segment, for the three month period ended March 31, 2024.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$53.0	$(14.6)	$69.3	$(57.8)	$49.9
Income tax expense	—	—	—	25.5	25.5
Interest expense	—	—	—	16.9	16.9
Depreciation	3.5	2.0	2.7	6.1	14.3
Amortization	5.6	2.9	2.6	—	11.1
EBITDA	62.1	(9.7)	74.6	(9.3)	117.7
Share based compensation	—	—	—	4.5	4.5
HHI separation costs	—	—	—	0.8	0.8
HPC separation initiatives	—	—	—	2.8	2.8
Fiscal 2023 and 2022 restructuring	0.1	—	0.3	—	0.4
Global ERP transformation	—	—	—	3.9	3.9
Other project costs	—	(0.1)	(0.1)	0.3	0.1
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Impairment of operating lease asset	—	—	0.5	—	0.5
Impairment of intangible assets	—	39.0	—	—	39.0
Representation and warranty insurance proceeds	—	—	(65.0)	—	(65.0)
Legal and environmental	—	—	0.3	—	0.3
HPC product recall	—	—	6.7	—	6.7
Other	0.1	—	—	—	0.1
Adjusted EBITDA	$62.3	$29.2	$17.8	$3.0	$112.3
Net sales	$289.9	$160.7	$267.9	$—	$718.5
Net income (loss) from continuing operations margin	18.3%	(9.1)%	25.9%	—%	6.9%
Adjusted EBITDA margin	21.5%	18.2%	6.6%	—%	15.6%
The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA for SBH, by segment, for the three month period ended April 2, 2023.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$30.2	$(39.8)	$(37.7)	$(27.7)	$(75.0)
Income tax benefit	—	—	—	(34.8)	(34.8)
Interest expense	—	—	—	31.6	31.6
Depreciation	3.8	1.9	2.9	3.3	11.9
Amortization	5.5	2.9	2.1	—	10.5
EBITDA	39.5	(35.0)	(32.7)	(27.6)	(55.8)
Share based compensation	—	—	—	4.5	4.5
HHI divestiture and separation costs	—	—	—	1.4	1.4
HPC separation initiatives	—	—	—	1.1	1.1
Tristar integration	—	—	4.0	—	4.0
Fiscal 2023 and 2022 restructuring	2.1	—	2.4	0.1	4.6
Global ERP transformation	—	—	—	3.3	3.3
Russia closing initiatives	—	—	(0.1)	—	(0.1)
Other project costs	1.6	2.1	0.6	2.2	6.5
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Impairment of equipment and operating lease assets	2.7	—	1.5	—	4.2
Impairment of intangible assets	—	48.0	19.0	—	67.0
Unallocated shared costs	—	—	—	6.3	6.3
Early settlement of foreign currency cash flow hedges	—	—	1.3	—	1.3
HPC product recall	—	—	1.6	—	1.6
Other	0.4	—	—	0.2	0.6
Adjusted EBITDA	$46.3	$15.1	$(1.9)	$(8.5)	$51.0
Net sales	$296.7	$153.3	$279.2	$—	$729.2
Net income (loss) from continuing operations margin	10.2%	(26.0)%	(13.5)%	—%	(10.3)%
Adjusted EBITDA margin	15.6%	9.8%	(0.7)%	—%	7.0%

The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA for SBH, by segment, for the six month period ended March 31, 2024.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$96.6	$(20.2)	$85.2	$(94.2)	$67.4
Income tax expense	—	—	—	37.9	37.9
Interest expense	—	—	—	36.1	36.1
Depreciation	7.1	4.0	5.4	12.3	28.8
Amortization	11.2	5.7	5.3	—	22.2
EBITDA	114.9	(10.5)	95.9	(7.9)	192.4
Share based compensation	—	—	—	8.4	8.4
HHI separation costs	—	—	—	2.1	2.1
HPC separation initiatives	—	—	—	3.1	3.1
Fiscal 2023 and 2022 restructuring	0.2	—	0.7	—	0.9
Global ERP transformation	—	—	—	6.9	6.9
Other project costs	(0.1)	—	—	0.2	0.1
Non-cash purchase accounting adjustments	—	—	0.9	—	0.9
Impairment of operating lease asset	—	—	0.5	—	0.5
Impairment of intangible assets	—	39.0	4.0	—	43.0
Representation and warranty insurance proceeds	—	—	(65.0)	—	(65.0)
Legal and environmental	—	—	1.5	—	1.5
Gain from debt repurchase	—	—	—	(4.7)	(4.7)
HPC product recall	—	—	6.0	—	6.0
Other	0.1	—	—	0.4	0.5
Adjusted EBITDA	$115.1	$28.5	$44.5	$8.5	$196.6
Net sales	$566.8	$232.7	$611.2	$—	$1,410.7
Net income (loss) from continuing operations margin	17.0%	(8.7)%	13.9%	—%	4.8%
Adjusted EBITDA margin	20.3%	12.2%	7.3%	—%	13.9%
The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA for SBH, by segment, for the six month period ended April 2, 2023.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$53.3	$(47.0)	$(41.8)	$(79.5)	$(115.0)
Income tax benefit	—	—	—	(46.9)	(46.9)
Interest expense	—	—	—	65.0	65.0
Depreciation	7.5	3.7	6.1	6.8	24.1
Amortization	11.0	5.7	4.2	—	20.9
EBITDA	71.8	(37.6)	(31.5)	(54.6)	(51.9)
Share based compensation	—	—	—	7.7	7.7
HHI divestiture and separation costs	—	—	—	2.9	2.9
HPC separation initiatives	—	—	—	3.5	3.5
Tristar integration	—	—	9.7	—	9.7
Fiscal 2023 and 2022 restructuring	2.1	0.2	2.4	0.4	5.1
Global ERP transformation	—	—	—	4.9	4.9
Russia closing initiatives	—	—	2.8	—	2.8
Other project costs	3.6	2.1	1.6	4.6	11.9
Non-cash purchase accounting adjustments	—	—	0.9	—	0.9
Impairment of equipment and operating lease assets	2.7	—	1.8	—	4.5
Impairment of intangible assets	—	48.0	19.0	—	67.0
Unallocated shared costs	—	—	—	12.5	12.5
Early settlement of foreign currency cash flow hedges	—	—	3.9	—	3.9
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—	(1.5)
HPC product recall	—	—	1.9	—	1.9
Other	3.3	0.1	0.3	1.3	5.0
Adjusted EBITDA	$83.5	$12.8	$11.3	$(16.8)	$90.8
Net sales	$574.3	$224.6	$643.6	$—	$1,442.5
Net income (loss) from continuing operations margin	9.3%	(20.9)%	(6.5)%	—%	(8.0)%
Adjusted EBITDA margin	14.5%	5.7%	1.8%	—%	6.3%

The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA for SB/RH, by segment, for the three month period ended March 31, 2024.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$53.0	$(14.6)	$69.3	$(57.3)	$50.4
Income tax expense	—	—	—	25.6	25.6
Interest expense	—	—	—	16.9	16.9
Depreciation	3.5	2.0	2.7	6.1	14.3
Amortization	5.6	2.9	2.6	—	11.1
EBITDA	62.1	(9.7)	74.6	(8.7)	118.3
Share based compensation	—	—	—	4.1	4.1
HHI separation costs	—	—	—	0.8	0.8
HPC separation initiatives	—	—	—	2.8	2.8
Fiscal 2023 and 2022 restructuring	0.1	—	0.3	—	0.4
Global ERP transformation	—	—	—	3.9	3.9
Other project costs	—	(0.1)	(0.1)	0.3	0.1
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Impairment of operating lease asset	—	—	0.5	—	0.5
Impairment of intangible assets	—	39.0	—	—	39.0
Representation and warranty insurance proceeds	—	—	(65.0)	—	(65.0)
Legal and environmental	—	—	0.3	—	0.3
HPC product recall	—	—	6.7	—	6.7
Other	0.1	—	—	—	0.1
Adjusted EBITDA	$62.3	$29.2	$17.8	$3.2	$112.5
Net sales	$289.9	$160.7	$267.9	$—	$718.5
Net income (loss) from continuing operations margin	18.3%	(9.1)%	25.9%	—%	7.0%
Adjusted EBITDA margin	21.5%	18.2%	6.6%	—%	15.7%

The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA for SB/RH, by segment, for the three month period ended April 2, 2023.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$30.2	$(39.8)	$(37.7)	$(27.9)	$(75.2)
Income tax benefit	—	—	—	(34.0)	(34.0)
Interest expense	—	—	—	31.7	31.7
Depreciation	3.8	1.9	2.9	3.3	11.9
Amortization	5.5	2.9	2.1	—	10.5
EBITDA	39.5	(35.0)	(32.7)	(26.9)	(55.1)
Share based compensation	—	—	—	4.0	4.0
HHI divestiture and separation costs	—	—	—	1.4	1.4
HPC separation initiatives	—	—	—	1.1	1.1
Tristar integration	—	—	4.0	—	4.0
Fiscal 2023 and 2022 restructuring	2.1	—	2.4	0.1	4.6
Global ERP transformation	—	—	—	3.3	3.3
Russia closing initiatives	—	—	(0.1)	—	(0.1)
Other project costs	1.6	2.1	0.6	2.2	6.5
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Impairment of equipment and operating lease assets	2.7	—	1.5	—	4.2
Impairment of intangible assets	—	48.0	19.0	—	67.0
Unallocated shared costs	—	—	—	6.3	6.3
Early settlement of foreign currency cash flow hedges	—	—	1.3	—	1.3
HPC product recall	—	—	1.6	—	1.6
Other	0.4	—	—	0.2	0.6
Adjusted EBITDA	$46.3	$15.1	$(1.9)	$(8.3)	$51.2
Net sales	$296.7	$153.3	$279.2	$—	$729.2
Net income (loss) from continuing operations margin	10.2%	(26.0)%	(13.5)%	—%	(10.3)%
Adjusted EBITDA margin	15.6%	9.8%	(0.7)%	—%	7.0%

The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA for SB/RH, by segment, for the six month period ended March 31, 2024.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$96.6	$(20.2)	$85.2	$(93.1)	$68.5
Income tax expense	—	—	—	37.8	37.8
Interest expense	—	—	—	36.1	36.1
Depreciation	7.1	4.0	5.4	12.3	28.8
Amortization	11.2	5.7	5.3	—	22.2
EBITDA	114.9	(10.5)	95.9	(6.9)	193.4
Share based compensation	—	—	—	7.8	7.8
HHI separation costs	—	—	—	2.1	2.1
HPC separation initiatives	—	—	—	3.1	3.1
Fiscal 2023 and 2022 restructuring	0.2	—	0.7	—	0.9
Global ERP transformation	—	—	—	6.9	6.9
Other project costs	(0.1)	—	—	0.2	0.1
Non-cash purchase accounting adjustments	—	—	0.9	—	0.9
Impairment of operating lease assets	—	—	0.5	—	0.5
Impairment of intangible assets	—	39.0	4.0	—	43.0
Representation and warranty insurance proceeds	—	—	(65.0)	—	(65.0)
Legal and environmental	—	—	1.5	—	1.5
Gain from debt repurchase	—	—	—	(4.7)	(4.7)
HPC product recall	—	—	6.0	—	6.0
Other	0.1	—	—	0.5	0.6
Adjusted EBITDA	$115.1	$28.5	$44.5	$9.0	$197.1
Net sales	$566.8	$232.7	$611.2	$—	$1,410.7
Net income (loss) from continuing operations margin	17.0%	(8.7)%	13.9%	—%	4.9%
Adjusted EBITDA margin	20.3%	12.2%	7.3%	—%	14.0%
The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA for SB/RH, by segment, for the six month period ended April 2, 2023.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$53.3	$(47.0)	$(41.8)	$(79.5)	$(115.0)
Income tax benefit	—	—	—	(46.3)	(46.3)
Interest expense	—	—	—	65.1	65.1
Depreciation	7.5	3.7	6.1	6.8	24.1
Amortization	11.0	5.7	4.2	—	20.9
EBITDA	71.8	(37.6)	(31.5)	(53.9)	(51.2)
Share based compensation	—	—	—	7.1	7.1
HHI divestiture and separation costs	—	—	—	2.9	2.9
HPC separation initiatives	—	—	—	3.5	3.5
Tristar integration	—	—	9.7	—	9.7
Fiscal 2023 and 2022 Restructuring	2.1	0.2	2.4	0.4	5.1
Global ERP transformation	—	—	—	4.9	4.9
Russia closing initiatives	—	—	2.8	—	2.8
Other project costs	3.6	2.1	1.6	4.6	11.9
Non-cash purchase accounting adjustments	—	—	0.9	—	0.9
Impairment of equipment and operating lease assets	2.7	—	1.8	—	4.5
Impairment of intangible assets	—	48.0	19.0	—	67.0
Unallocated shared costs	—	—	—	12.5	12.5
Early settlement of foreign currency cash flow hedges	—	—	3.9	—	3.9
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—	(1.5)
HPC product recall	—	—	1.9	—	1.9
Other	3.3	0.1	0.3	1.3	5.0
Adjusted EBITDA	$83.5	$12.8	$11.3	$(16.7)	$90.9
Net sales	$574.3	$224.6	$643.6	$—	$1,442.5
Net income (loss) from continuing operations margin	9.3%	(20.9)%	(6.5)%	—%	(8.0)%
Adjusted EBITDA margin	14.5%	5.7%	1.8%	—%	6.3%

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
•HHI Divestiture - On June 20, 2023, the Company completed its divestiture of its HHI segment. See Note 2 - Divestitures in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail. The Company has incurred incremental project costs attributable to the divestiture, consisting of legal and professional fees to effect the realization and close of the transaction, separation and transition of systems and processes supporting the divested business and operations of enabling functions within transition services agreements ("TSAs"), plus incremental retention costs for personnel supporting such transition efforts. Incremental costs are expected to be incurred for a transition period of approximately 12-24 months following the close of the transaction as the Company exits various TSAs.
•HPC Separation Initiatives - The Company has initiated projects to facilitate a strategic separation of the Company's HPC segment in the most advantageous way to realize value for both the HPC business as a standalone appliance business either through a spin, merger or sale of the business and the retained GPC and H&G businesses of the consolidated group. Costs are primarily attributable to legal and professional fees incurred to assess opportunities, evaluate transaction considerations, including potential tax and compliance implications to the consolidated group, costs directly attributable to the legal entity separation and transfer of net assets of the HPC operations from the commingled operations of the Company, plus the segregation of systems and processes. Costs attributable to the initiative are expected to be incurred until a transaction is realized.

•Tristar Integration - During the year ended September 30, 2022, the Company acquired 100% of the Tristar Business that includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril Lagasse®, and Copper Chef® brands. The Company incurred incremental costs to combine and integrate the acquired business with the HPC segment, primarily towards the integration of systems and processes, merger of commercial operations and supply chain, professional fees to consolidate financial records, plus incremental retention costs for personnel supporting the transition and integration efforts. Substantially all costs have been incurred through September 30, 2023 and no further costs are anticipated in the subsequent periods.
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
In addition to the initiatives discussed above, the Company regularly engages in other initiatives that may incur incremental costs which may not result in a realized transaction or are less significant initiatives and therefore have been separately disclosed and recognized as other project costs. The following is a summary of incremental costs for the three and six month periods ended March 31, 2024 and April 2, 2023.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
HHI divestiture and separation costs	$0.8	$1.4	$2.1	$2.9
HPC separation initiatives	2.8	1.1	3.1	3.5
Tristar integration	—	4.0	—	9.7
Fiscal 2023 and 2022 restructuring	0.4	4.6	0.9	5.1
Global ERP transformation	3.9	3.3	6.9	4.9
Russia closing initiative	—	(0.1)	—	2.8
Other project costs	0.1	6.5	0.1	11.9
Total	$8.0	$20.8	$13.1	$40.8
Reported as:
Net sales	$—	$(0.1)	$—	$(1.0)
Cost of goods sold	—	0.4	—	1.9
Selling, general and administrative	8.0	20.5	13.1	39.9
Financing Activity
Financing activity during and between comparable periods may have a significant impact on the comparability of financial results on the condensed consolidated financial statements.
•Following the close of the HHI divestiture on June 20, 2023, the Company repaid its outstanding term loan and all outstanding borrowings with the Revolver Facility under the Credit Agreement, and terminated the Incremental Revolving Credit Facility Tranche, along with the remaining aggregate principal of its 5.750% Senior Notes due 2025 in full at the redemptions price and repurchased a portion of its remaining outstanding Senior Notes. The Company repurchased outstanding bonds at a discount recognizing a gain of $4.7 million during the six month period ended March 31, 2024.
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

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three and six month periods ended March 31, 2024 and April 2, 2023.

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 31, 2024	April 2, 2023			March 31, 2024	April 2, 2023
Net sales	$718.5	$729.2	$(10.7)	(1.5)%	$1,410.7	$1,442.5	$(31.8)	(2.2)%
Gross profit	273.4	214.5	58.9	27.5%	518.4	416.4	102.0	24.5%
Selling, general & administrative	223.5	224.5	(1.0)	(0.4)%	439.4	448.1	(8.7)	(1.9)%
Impairment of intangible assets	39.0	67.0	(28.0)	(41.8)%	43.0	67.0	(24.0)	(35.8)%
Representation and warranty insurance proceeds	(65.0)	—	(65.0)	n/m	(65.0)	—	(65.0)	n/m
Gain from remeasurement of contingent consideration liability	—	—	—	n/m	—	(1.5)	1.5	n/m
Interest expense	16.9	31.6	(14.7)	(46.5)%	36.1	65.0	(28.9)	(44.5)%
Interest income	(17.5)	(0.2)	(17.3)	n/m	(40.9)	(0.4)	(40.5)	n/m
Gain from debt repurchase	—	—	—	n/m	(4.7)	—	(4.7)	n/m
Other non-operating expense, net	1.1	1.4	(0.3)	(21.4)%	5.2	0.1	5.1	n/m
Income tax expense (benefit)	25.5	(34.8)	60.3	n/m	37.9	(46.9)	84.8	n/m
Net income (loss) from continuing operations	49.9	(75.0)	124.9	n/m	67.4	(115.0)	182.4	n/m
Income from discontinued operations, net of tax	11.0	21.4	(10.4)	(48.6)%	22.7	40.9	(18.2)	(44.5)%
Net income (loss)	60.9	(53.6)	114.5	n/m	90.1	(74.1)	164.2	n/m
n/m = not meaningful

Net Sales. The following is a summary of net sales by segment for the three and six month periods ended March 31, 2024 and April 2, 2023, and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 31, 2024	April 2, 2023			March 31, 2024	April 2, 2023
GPC	$289.9	$296.7	$(6.8)	(2.3)%	$566.8	$574.3	$(7.5)	(1.3)%
H&G	160.7	153.3	7.4	4.8%	232.7	224.6	8.1	3.6%
HPC	267.9	279.2	(11.3)	(4.0)%	611.2	643.6	(32.4)	(5.0)%
Net Sales	$718.5	$729.2	(10.7)	(1.5)%	$1,410.7	$1,442.5	(31.8)	(2.2)%

(in millions)	Three Month Periods Ended	Six Month Periods Ended
Net Sales for the period ended April 2, 2023	$729.2	$1,442.5
Decrease in GPC	(9.0)	(14.7)
Increase in H&G	7.4	8.1
Decrease in HPC	(10.3)	(38.1)
Foreign currency impact, net	1.2	12.9
Net Sales for the period ended March 31, 2024	$718.5	$1,410.7

Three Month Period Ended March 31, 2024	Volume	Price	Foreign Currency	Total	Organic
GPC	(2.3)%	(0.7)%	0.7%	(2.3)%	(3.0)%
H&G	6.0%	(1.2)%	—%	4.8%	4.8%
HPC	(5.8)%	2.1%	(0.3)%	(4.0)%	(3.7)%
Total	(1.8)%	0.2%	0.1%	(1.5)%	(1.6)%

Six Month Period Ended March 31, 2024	Volume	Price	Foreign Currency	Total	Organic
GPC	(1.7)%	(0.9)%	1.3%	(1.3)%	(2.6)%
H&G	3.7%	(0.1)%	—%	3.6%	3.6%
HPC	(6.6)%	0.7%	0.9%	(5.0)%	(5.9)%
Total	(3.0)%	(0.1)%	0.9%	(2.2)%	(3.1)%
Refer to the segment financial data section below for further discussion on net sales results.
Gross Profit. The following is a summary of the gross profit and gross profit margin for the three and six month periods ended March 31, 2024 and April 2, 2023, respectively, and the principal factors contributing to the change for the three and six month periods.

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	March 31, 2024	April 2, 2023	Variance			March 31, 2024	April 2, 2023	Variance
Gross Profit	$273.4	$214.5	$58.9		27.5%	$518.4	$416.4	$102.0		24.5%
Gross Profit Margin	38.1%	29.4%	870	bps		36.7%	28.9%	780	bps

	Three Month Period Ended			Six Month Period Ended
(in millions, except margin)	Gross Profit	Margin		Gross Profit	Margin
Price	$1.8	30	bps	$1.5	10	bps
Mix	7.5	110	bps	5.0	40	bps
Volume	(2.1)	(30)	bps	(6.9)	(50)	bps
Cost changes	54.3	800	bps	103.4	790	bps
Product recalls	(3.8)	(60)	bps	(3.1)	(30)	bps
Restructuring and optimization initiatives	0.3	10	bps	0.8	10	bps
Foreign exchange rates	0.9	10	bps	1.3	10	bps
Change in gross profit and gross profit margin	$58.9	870	bps	$102.0	780	bps
Gross profit and margin increases are predominantly due to the cost improvements initiatives and the higher inflated inventoried costs that were realized during the prior periods with favorable mix. Despite reduced volumes, gross profit benefited from the improved mix realized by previous SKU rationalization initiatives and reduction in excess inventory sales. The impact from product recalls is due to the reissued product safety recall with the CPSC recognized during the three period ended March 31, 2024, further discussed in Note 15 - Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Selling, general and administrative. The following summarizes the selling, general & administrative costs for the three and six month periods ended March 31, 2024 and April 2, 2023, respectively, including amounts as a percentage of net sales for each respective period.

Three Month Periods Ended (in millions, except %)	March 31, 2024	% of Net Sales	April 2, 2023	% of Net Sales	Variance
Sales, marketing & advertising	$76.0	10.6%	$61.3	8.4%	$14.7	24.0%
Distribution	64.4	9.0%	71.8	9.8%	(7.4)	(10.3)%
General & administrative	68.8	9.6%	67.0	9.2%	1.8	2.7%
Research & development	6.2	0.9%	5.2	0.7%	1.0	19.2%
Strategic transaction, restructuring and optimization	8.1	1.1%	19.2	2.6%	(11.1)	(57.8)%
Total selling, general & administrative	$223.5	31.1%	$224.5	30.8%	(1.0)	(0.4)%

Six Month Periods Ended (in millions, except %)	March 31, 2024	% of Net Sales	April 2, 2023	% of Net Sales	Variance
Sales, marketing & advertising	$147.9	10.5%	$129.6	9.0%	$18.3	14.1%
Distribution	127.7	9.1%	134.9	9.4%	(7.2)	(5.3)%
General & administrative	138.9	9.8%	136.9	9.5%	2.0	1.5%
Research & development	11.7	0.8%	11.4	0.8%	0.3	2.6%
Strategic transaction, restructuring and optimization	13.2	0.9%	35.3	2.4%	(22.1)	(62.6)%
Total selling, general & administrative	$439.4	31.1%	$448.1	31.1%	(8.7)	(1.9)%
Increase in sales, marketing and advertising costs for the three and six month periods are due to the investment towards brand marketing and advertising initiatives across segments plus increased incentive compensation costs from higher than expected results. Distribution costs for the three and six month periods decreased due to the improved optimization and fulfillment at our distribution centers and lower outbound freight costs. General & administrative costs for the three and six month periods increased due to higher incentive compensation costs, partially offset by lowered overhead costs from restructuring initiatives in the prior year, plus decrease in bank fees related to reduced factoring on trade receivables. Increased research & development costs for the three and six month periods ended March 31, 2024 are from an additional investment in new product development and innovation across segments. Reduced strategic transaction, restructuring and optimization is primarily due to reduced restructuring initiative spending, completion of Tristar Business integration and other non-recurring HPC transformation initiatives in the prior year.
Impairment of Intangible Assets. Impairment of intangible assets during the three and six month period ended March 31, 2024 was attributable to a triggering event during the three month period ended March 31, 2024 resulting in an impairment of indefinite lived tradenames. See Note 7 - Goodwill and Intangible Assets in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail. Impairment of intangible assets during the three and six month period ended April 2, 2023 were attributable to the identification of a triggering event resulting in an impairment of the Rejuvenate® and PowerXL® indefinite lived tradenames in the prior period.
Representation and Warranty Insurance Proceeds. During the three and six month periods ended March 31, 2024, the Company recognized a gain of $65.0 million from its representation and warranty insurance policy associated with the Tristar Business acquisition. See Note 15 - Commitments and Contingencies in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Interest Expense. Interest expense decreased due to reduced debt borrowings following the close of the HHI divestiture in the prior year with a decrease in the average borrowing rates during the respective periods.
Interest Income. Interest income increased due to interest on term deposits entered into using cash proceeds from the closing of the HHI divestiture in the prior year.
Gain from debt repurchase. During the three and six month periods ended March 31, 2024, the Company recognized income from the discount realized on the repurchase of debt with no direct comparable in the prior periods. See Note 8 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Other Non-Operating Expense (Income), Net. Other non-operating income is primarily due to changes in foreign currency compared to the prior year.
Income Taxes. Our estimated annual effective tax rate was impacted by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, state income taxes, and certain nondeductible expenses.

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

SB/RH
The following is summarized consolidated results of operations for SB/RH for the three and six month periods ended March 31, 2024 and April 2, 2023:

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 31, 2024	April 2, 2023			March 31, 2024	April 2, 2023
Net sales	$718.5	$729.2	$(10.7)	(1.5)%	$1,410.7	$1,442.5	$(31.8)	(2.2)%
Gross profit	273.4	214.5	58.9	27.5%	518.4	416.4	102.0	24.5%
Selling, general and administrative	222.9	223.8	(0.9)	(0.4)%	438.4	447.4	(9.0)	(2.0)%
Impairment of intangible assets	39.0	67.0	(28.0)	(41.8)%	43.0	67.0	(24.0)	(35.8)%
Representation and warranty insurance proceeds	(65.0)	—	(65.0)	n/m	(65.0)	—	(65.0)	n/m
Gain from remeasurement of contingent consideration liability	—	—	—	n/m	—	(1.5)	1.5	n/m
Interest expense	16.9	31.7	(14.8)	(46.7)%	36.1	65.1	(29.0)	(44.5)%
Interest income	(17.5)	(0.2)	(17.3)	n/m	(40.9)	(0.4)	(40.5)	n/m
Gain from debt repurchase	—	—	—	n/m	(4.7)	—	(4.7)	n/m
Other non-operating expense, net	1.1	1.4	(0.3)	(21.4)%	5.2	0.1	5.1	n/m
Income tax expense (benefit)	25.6	(34.0)	59.6	n/m	37.8	(46.3)	84.1	n/m
Net income (loss) from continuing operations	50.4	(75.2)	125.6	n/m	68.5	(115.0)	183.5	n/m
Income from discontinued operations, net of tax	11.0	21.9	(10.9)	(49.8)%	22.7	41.4	(18.7)	(45.2)%
Net income (loss)	61.4	(53.3)	114.7	n/m	91.2	(73.6)	164.8	n/m
n/m = not meaningful
The changes in SB/RH for the three and six month periods ended March 31, 2024 are primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	March 31, 2024	April 2, 2023				March 31, 2024	April 2, 2023
Net sales	$289.9	$296.7	$(6.8)		(2.3)%	$566.8	$574.3	$(7.5)		(1.3)%
Segment net income	53.0	30.2	22.8		75.5%	96.6	53.3	43.3		81.2%
Segment net income margin	18.3%	10.2%	810	bps		17.0%	9.3%	770	bps
Adjusted EBITDA	$62.3	$46.3	$16.0		34.6%	$115.1	$83.5	$31.6		37.8%
Adjusted EBITDA margin	21.5%	15.6%	590	bps		20.3%	14.5%	580	bps
Net sales decreased primarily from decreased volumes driven by lower demand in the aquatics product category, primarily from aquatics hard goods such as aquatic systems with lesser volume of new entrants into the category, whereas aquatic nutrition and consumables is showing signs of stabilizing. Volumes were also adversely impacted by the decision to exit non-strategic categories and lower margin SKUs in the prior year, positively impacting mix and profitability for the three and six month periods ended March 31, 2024. Lower foot traffic and sales within the pet specialty channel, primarily in NA, further contributed to the volume reduction offset by overall distribution growth in e-commerce channels globally. Organic net sales for the three month period ended March 31, 2024 decreased $9.0 million, or 3.0%, excluding a favorable foreign currency impact of $2.2 million. Organic net sales for the six month period decreased $14.7 million, or 2.6%, excluding a favorable foreign currency impact of $7.2 million.
Segment net income, adjusted EBITDA and margins increased due to improvement in gross profit margins from lower cost inventory compared to prior year, favorable product and channel mix, plus reduced operating cost overhead due to savings from prior year initiatives and improved distribution costs from improved fulfillment and optimization, partially offset by increased investment in marketing and advertising.

Home & Garden

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	March 31, 2024	April 2, 2023				March 31, 2024	April 2, 2023
Net sales	$160.7	$153.3	$7.4		4.8%	$232.7	$224.6	$8.1		3.6%
Segment net loss	(14.6)	(39.8)	25.2		(63.3)%	(20.2)	(47.0)	26.8		(57.0)%
Segment net loss margin	(9.1)%	(26.0)%	1,690	bps		(8.7)%	(20.9)%	1,220	bps
Adjusted EBITDA	$29.2	$15.1	$14.1		93.4%	$28.5	$12.8	$15.7		122.7%
Adjusted EBITDA margin	18.2%	9.8%	840	bps		12.2%	5.7%	650	bps
Net sales increased due to higher volume primarily in the Controls product category with increased spring seasonal sales and distribution with key retailers during the three month period ended March 31, 2024, with favorable weather trends driving increase in retail traffic and accelerating seasonal inventory into stores by retailers compared to the prior year. Late warmer fall weather extended the selling season in the prior year and further contributed to higher sales during the six month period. The higher volume from Controls was partially offset by reduced volume in other product categories for Household Controls and Repellents as we expect retailers to be cautious in building inventory for the season and more in line with seasonal volume and expected traffic in stores for those respective product categories later in the summer and fall seasons. Volume in our cleaning products also declined with lower demand on restorative products and lost distribution within the product line.
Segment net loss, adjusted EBITDA, and margins improved due to higher sales volume, improved gross profit margins from reduced material and input costs and manufacturing efficiencies carrying into the fiscal year, plus reduced operating cost overhead due to savings from prior year initiatives, partially offset by additional investments in marketing and advertising and product innovation.
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	March 31, 2024	April 2, 2023				March 31, 2024	April 2, 2023
Net sales	$267.9	$279.2	$(11.3)		(4.0)%	$611.2	$643.6	$(32.4)		(5.0)%
Segment net income (loss)	69.3	(37.7)	107.0		n/m	85.2	(41.8)	127.0		n/m
Segment net income (loss) margin	25.9%	(13.5)%	3,940	bps		13.9%	(6.5)%	2,040	bps
Adjusted EBITDA	$17.8	$(1.9)	$19.7		n/m	$44.5	$11.3	$33.2		293.8%
Adjusted EBITDA margin	6.6%	(0.7)%	730	bps		7.3%	1.8%	550	bps
n/m = not meaningful
Net sales decreased due to lower volumes in small kitchen appliances from reduced placements in NA from the prior year, with overall category decline and exit of lower performance and reduced margin SKUs in the prior year, partially offset by increases in LATAM. Volume decline from small kitchen appliances were partially mitigated through volume growth in personal care on a global basis and overall higher volume distribution through e-commerce channels, plus opportunistic sales when a competitor filed for bankruptcy further benefiting the six month period. Pricing improvements were primarily attributable to positive pricing in inflationary markets, reduced excess inventory sales and fewer low-margin promotions, further benefiting product mix and overall profitability. Organic net sales for the three month period decreased $10.3 million, or 3.7%, excluding a unfavorable foreign currency impact of $1.0 million. Organic net sales for the six month period decreased $38.1 million, or 5.9%. excluding favorable foreign currency impact of $5.7 million.
Segment net income, Adjusted EBITDA and margins increased due to improved gross profit margins due to lower cost inventory compared to the prior year, cost improvement initiatives, and improved profitability through SKU rationalization and reduced excess inventory sales, plus reduced operating cost overhead due to savings from prior year initiatives, partially offset by additional investments in marketing and advertising and product innovation. Segment net income was further benefited by the recognition of proceeds from representation and warranty insurance policies of $65.0 million, intangible impairment charges in the prior year, and lower costs on restructuring and integration initiatives.

Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the six month periods ended March 31, 2024 and April 2, 2023, respectively.

	SBH		SB/RH
Six Month Periods Ended (in millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Operating activities	$80.7	$148.6	$64.4	$138.2
Investing activities	544.1	(25.9)	544.1	(25.9)
Financing activities	(553.8)	(68.9)	(537.4)	(58.4)
Cash Flows from Operating Activities
Cash flows provided by SBH's continuing operations decreased $67.9 million, primarily due to lower cash flow generated by working capital due to reduced receivables factoring, higher cash paid towards taxes offset by lower cash interest and the receipt of $50.0 million in representation and warranty insurance proceeds. See Note 15 - Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further discussion on the representation and warranty proceeds. Cash flows provided by SB/RH continuing operations decreased $73.8 million primarily due to the items previously discussed above.

Cash Flows from Investing Activities
Cash flows provided by investing activities for SBH continuing operations increased $570.0 million, primarily from the investment activity of short-term investments offset by the recognition of a $26.9 million payment for the final purchase price settlement on the HHI divestiture, which closed in the prior year on June 20, 2023, in accordance with the Purchase Agreement. See Note 2 - Divestitures within Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly report for further discussion on the HHI divestiture. Cash flows provided by investing activities of SB/RH is due to the items previously discussed.
Cash Flows from Financing Activities
Cash flows used by financing activities for continuing operations increased $484.9 million primarily due to the pay down of debt and treasury share repurchases. Refer to Note 8 – Debt and Note 11 - Shareholders' Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information. There was no issuance of common stock, other than through the Company’s share-based compensation plans and which is recognized as non-cash financing activity. During the six month periods ended March 31, 2024 and April 2, 2023, SBH made cash dividend payments of $26.8 million, or $0.42 per share, and $34.4 million, or $0.42 per share, respectively, which decreased due to the lower outstanding shares. Cash flows used by financing activity of SB/RH increased $479.0 million and is highly dependent upon the financing cash flow activities of SBH.
Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. We believe the operating cash flow based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of March 31, 2024, the Company had borrowing availability of $490.3 million, net of outstanding letters of credit, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
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
During the three and six month period ended March 31, 2024, the Company completed additional repurchases of Senior Notes available for sale on the open market, at a discount. See Note 8 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. The Company may continue to make repayments on its debt obligations in the future, which may include repayments, redemptions, repurchases, refinancing or exchanges of our outstanding Senior Notes, any of which will be dependent on various factors, including market conditions. Any such repurchases may be affected through a variety of means, including privately negotiated transactions, market transactions, tender offers, redemptions or as otherwise required or permitted by the instruments covering the Company's outstanding indebtedness.
The Company has also continued to repurchase common shares through open market purchases during the three and six month period ended March 31, 2024. See Note 11 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. We may, from time to time, seek to repurchase additional shares of our common stock and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors. During the three month period ended December 31, 2023, we entered into a $200.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through November 15, 2024, until the cap is reached or until the plan is terminated. As of March 31, 2024, there has been $108.7 million repurchased pursuant to the 10b5-1 repurchase plan.
As of March 31, 2024, the Company had a high level of cash reserves, as compared to the prior year, due to the cash proceeds from the HHI divestiture. The Company has temporarily invested a portion of its cash in short-term investments until such expenditures are considered required or necessary to the Company in executing its strategic plans and initiatives, including any further debt reduction and share buybacks. If the Company does not use the proceeds from the HHI divestiture to repay debt or reinvest in the business within certain time periods by the terms of the Company's outstanding indebtedness, the Company may be required to make an asset sale offer to the holders of its Senior Notes pursuant to the terms of the Company's outstanding indebtedness.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At March 31, 2024, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 4.00% Notes, due October 1, 2026; the 5.00% Notes, due October 1, 2029; the 5.50% Notes due July 15, 2030; and the 3.875% Notes, due March 15, 2031.
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

	Six Month Period Ended	Year Ended
(in millions)	March 31, 2024	September 30, 2023
Statements of Operations Data
Third party net sales	$852.7	$1,842.1
Intercompany net sales to non-guarantor subsidiaries	5.6	11.1
Net sales	858.3	1,853.2
Gross profit	300.5	542.1
Operating income (loss)	25.7	(322.5)
Net (loss) income from continuing operations	(3.7)	0.1
Net income	19.0	2,006.3
Net income attributable to controlling interest	19.0	2,006.3
Statements of Financial Position Data
Current Assets	$2,379.7	$2,773.6
Noncurrent Assets	1,932.7	1,974.9
Current Liabilities	1,132.7	1,398.6
Noncurrent Liabilities	1,771.6	1,868.2
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of March 31, 2024 and September 30, 2023 are as follows:

(in millions)	March 31, 2024	September 30, 2023
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$29.8	$37.6
Long-term receivable from non-guarantor subsidiaries	115.3	104.0
Current payable to non-guarantor subsidiaries	48.0	283.1
Long-term debt with non-guarantor subsidiaries	21.1	2.0

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the six month period ended March 31, 2024. For additional information, refer to Note 8 - Debt and Note 9 - Derivatives to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company's 2023 Annual Report.

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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the six month period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the six month period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our 2023 Annual Report, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. We believe that as of March 31, 2024, there have been no material changes in our risk factors from those disclosed in Item 1A of our 2023 Annual Report, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed.

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
During the six month period ended March 31, 2024, SBH entered into a $200.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through November 15, 2024, until the cap is reached or until the plan is terminated. As of March 31, 2024, there has been $108.7 million repurchased pursuant to the 10b5-1 repurchase plan.
The following table summarizes the common stock repurchases for the three month period ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
January 1, 2024 to January 28, 2024	441,082	$78.23	441,082	187,818,830
January 29, 2024 to February 25, 2024	355,349	81.50	355,349	158,859,514
February 26, 2024 to March 31, 2024	413,797	82.35	413,797	124,893,853
Total	1,210,228	80.60	1,210,228
Item 5.    Other Information
During the three month period ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2024
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2024
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