Form 10-Q
period 2024-06-30
Spectrum Brands Holdings, Inc.
filed 2024-08-08
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to______

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.

1-4219	Spectrum Brands Holdings, Inc.	74-1339132
(a Delaware corporation)
3001 Deming Way
Middleton, WI 53562
(608) 275-3340
www.spectrumbrands.com

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange On Which Registered
Common Stock, $0.01 par value	SPB	New York Stock Exchange
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

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
X
Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§232.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter

Yes	☐	No	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
As of August 5, 2024, there were 28,030,597 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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
•the negative effect of the Russia-Ukraine war and the Israel-Hamas war and their impact on those regions and surrounding regions, including the Middle East and disruptions to international trade, supply chain and shipping routes and pricing, and on our operations and those operations of our customers, suppliers and other stakeholders;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of June 30, 2024 and September 30, 2023
(unaudited)

(in millions)	June 30, 2024	September 30, 2023
Assets
Cash and cash equivalents	$157.7	$753.9
Short term investments	149.1	1,103.3
Trade receivables, net	619.2	477.1
Other receivables	85.3	84.5
Inventories	439.9	462.8
Prepaid expenses and other current assets	41.8	44.3
Total current assets	1,493.0	2,925.9
Property, plant and equipment, net	266.5	275.1
Operating lease assets	105.4	110.8
Deferred charges and other	41.7	31.8
Goodwill	858.1	854.7
Intangible assets, net	990.6	1,060.1
Total assets	$3,755.3	$5,258.4
Liabilities and Shareholders' Equity
Current portion of long-term debt	$9.1	$8.6
Accounts payable	369.4	396.6
Accrued wages and salaries	61.0	46.1
Accrued interest	3.1	20.6
Income tax payable	41.3	114.5
Other current liabilities	170.2	178.4
Total current liabilities	654.1	764.8
Long-term debt, net of current portion	551.4	1,546.9
Long-term operating lease liabilities	92.2	95.6
Deferred income taxes	175.3	174.8
Other long-term liabilities	197.2	158.0
Total liabilities	1,670.2	2,740.1
Commitments and contingencies (Note 15)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	1,983.1	1,920.8
Accumulated earnings	2,152.6	2,096.0
Accumulated other comprehensive loss, net of tax	(238.9)	(249.4)
Treasury stock	(1,812.7)	(1,250.3)
Total shareholders' equity	2,084.6	2,517.6
Non-controlling interest	0.5	0.7
Total equity	2,085.1	2,518.3
Total liabilities and equity	$3,755.3	$5,258.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and nine month periods ended June 30, 2024 and July 2, 2023
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales	$779.4	$735.5	$2,190.2	$2,178.1
Cost of goods sold	476.6	472.0	1,369.0	1,498.2
Gross profit	302.8	263.5	821.2	679.9
Selling, general & administrative	255.1	223.4	694.6	671.4
Impairment of goodwill	—	111.1	—	111.1
Impairment of intangible assets	—	53.7	43.0	120.7
Representation and warranty insurance proceeds	—	—	(65.0)	—
Gain from remeasurement of contingent consideration liability	—	—	—	(1.5)
Total operating expenses	255.1	388.2	672.6	901.7
Operating income (loss)	47.7	(124.7)	148.6	(221.8)
Interest expense	15.7	30.3	51.8	95.3
Interest income	(13.4)	(5.4)	(54.3)	(5.6)
Loss (gain) from early extinguishment of debt	2.2	8.6	(2.6)	8.6
Other non-operating expense, net	1.7	0.1	7.0	0.1
Income (loss) from continuing operations before income taxes	41.5	(158.3)	146.7	(320.2)
Income tax expense (benefit)	22.4	13.9	60.3	(33.0)
Net income (loss) from continuing operations	19.1	(172.2)	86.4	(287.2)
(Loss) income from discontinued operations, net of tax	(13.1)	2,031.8	9.6	2,072.7
Net income	6.0	1,859.6	96.0	1,785.5
Net (loss) income from continuing operations attributable to non-controlling interest	(0.1)	0.2	(0.2)	0.5
Income from discontinued operations attributable to non-controlling interest, net of tax	—	0.2	—	0.3
Net income attributable to controlling interest	$6.1	$1,859.2	$96.2	$1,784.7
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$19.2	$(172.4)	$86.6	$(287.7)
(Loss) income from discontinued operations attributable to controlling interest, net of tax	(13.1)	2,031.6	9.6	2,072.4
Net income attributable to controlling interest	$6.1	$1,859.2	$96.2	$1,784.7
Earnings Per Share
Basic earnings per share from continuing operations	$0.66	$(4.27)	$2.79	$(7.06)
Basic earnings per share from discontinued operations	(0.45)	50.34	0.31	50.87
Basic earnings per share	$0.21	$46.07	$3.10	$43.81
Diluted earnings per share from continuing operations	$0.66	$(4.27)	$2.78	$(7.06)
Diluted earnings per share from discontinued operations	(0.45)	50.34	0.31	50.87
Diluted earnings per share	$0.21	$46.07	$3.09	$43.81
Dividend per share	$0.42	$0.42	$1.26	$1.26
Weighted Average Shares Outstanding
Basic	28.9	40.4	31.0	40.7
Diluted	29.1	40.4	31.2	40.7
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended June 30, 2024 and July 2, 2023
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income	$6.0	$1,859.6	$96.0	$1,785.5
Other comprehensive (loss) income
Foreign currency translation adjustment
Foreign currency translation (loss) gain	(7.7)	9.8	17.1	97.4
Unrealized (loss) income from net investment hedge	(3.5)	1.8	(13.2)	(44.6)
Foreign currency translation adjustment before tax	(11.2)	11.6	3.9	52.8
Deferred tax effect	0.8	(0.4)	3.6	12.1
Foreign currency translation adjustment, net	(10.4)	11.2	7.5	64.9
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on derivative instruments before reclassification	1.6	(9.0)	(7.7)	(41.4)
Net reclassification for loss to income from continuing operations	2.4	3.6	12.3	6.0
Net reclassification for loss to income from discontinued operations	—	2.4	—	2.3
Unrealized gain (loss) on derivative instruments after reclassification	4.0	(3.0)	4.6	(33.1)
Deferred tax effect	(1.4)	0.8	(1.5)	8.6
Net unrealized gain (loss) on derivative instruments	2.6	(2.2)	3.1	(24.5)
Defined benefit pension gain (loss)
Defined benefit pension loss before reclassification	—	(1.2)	(0.9)	(3.3)
Net reclassification for loss to income from continuing operations	0.2	1.0	0.6	1.2
Net reclassification for gain to income from discontinued operations	—	(0.1)	—	(0.1)
Defined benefit pension gain (loss) after reclassification	0.2	(0.3)	(0.3)	(2.2)
Deferred tax effect	(0.1)	—	0.2	1.3
Net defined benefit pension gain (loss)	0.1	(0.3)	(0.1)	(0.9)
Deconsolidation of discontinued operations	—	26.1	—	26.1
Net change to derive comprehensive (loss) income for the period	(7.7)	34.8	10.5	65.6
Comprehensive (loss) income	(1.7)	1,894.4	106.5	1,851.1
Comprehensive income from continuing operations attributable to non-controlling interest	—	—	—	0.2
Comprehensive loss from discontinued operations attributable to non-controlling interest	—	(0.2)	—	—
Deconsolidation of discontinued operations attributable to non-controlling interest	—	0.7	—	0.7
Comprehensive (loss) income attributable to controlling interest	$(1.7)	$1,893.9	$106.5	$1,850.2
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the nine month period ended June 30, 2024
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2023	35.3	$0.5	$1,920.8	$2,096.0	$(249.4)	$(1,250.3)	$2,517.6	$0.7	$2,518.3
Net income from continuing operations	—	—	—	17.4	—	—	17.4	0.1	17.5
Income from discontinued operations, net of tax	—	—	—	11.7	—	—	11.7	—	11.7
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.1	16.3
Accelerated share repurchase	(1.3)	—	83.2	—	—	(83.2)	—	—	—
Treasury stock repurchases	(3.3)	—	—	—	—	(243.0)	(243.0)	—	(243.0)
Excise tax on net share repurchases	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Restricted stock issued and related tax withholdings	0.1	—	(14.3)	—	—	8.9	(5.4)	—	(5.4)
Share based compensation	—	—	3.9	—	—	—	3.9	—	3.9
Dividends declared	—	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Balances as of December 31, 2023	30.8	0.5	1,993.6	2,110.6	(233.2)	(1,570.7)	2,300.8	0.9	2,301.7
Net income (loss) from continuing operations	—	—	—	50.1	—	—	50.1	(0.2)	49.9
Income from discontinued operations, net of tax	—	—	—	11.0	—	—	11.0	—	11.0
Other comprehensive income (loss), net of tax	—	—	—	—	2.0	—	2.0	(0.1)	1.9
Treasury stock repurchases	(1.2)	—	—	—	—	(97.6)	(97.6)	—	(97.6)
Excise tax on net share repurchases	—	—	—	—	—	(1.0)	(1.0)	—	(1.0)
Share based compensation	—	—	4.5	—	—	—	4.5	—	4.5
Dividends declared	—	—	—	(12.9)	—	—	(12.9)	—	(12.9)
Balances as of March 31, 2024	29.6	0.5	$1,998.1	2,158.8	(231.2)	(1,669.3)	2,256.9	0.6	2,257.5
Net income (loss) from continuing operations	—	—	—	19.2	—	—	19.2	(0.1)	19.1
Loss from discontinued operations, net of tax	—	—	—	(13.1)	—	—	(13.1)	—	(13.1)
Other comprehensive loss, net of tax	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Premium on capped call transactions, net of tax	—	—	(19.2)	—	—	—	(19.2)	—	(19.2)
Treasury stock repurchases	(1.6)	—	—	—	—	(142.2)	(142.2)	—	(142.2)
Excise tax on net share repurchases	—	—	—	—	—	(1.4)	(1.4)	—	(1.4)
Restricted stock issued and related tax withholdings	—	—	(0.3)	—	—	0.2	(0.1)	—	(0.1)
Share based compensation	—	—	4.5	—	—	—	4.5	—	4.5
Dividends declared	—	—	—	(12.3)	—	—	(12.3)	—	(12.3)
Balances at June 30, 2024	28.0	$0.5	$1,983.1	$2,152.6	$(238.9)	$(1,812.7)	$2,084.6	$0.5	$2,085.1
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the nine month period ended July 2, 2023
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2022	40.8	$0.5	$2,032.5	$362.1	$(303.1)	$(828.8)	$1,263.2	$5.9	$1,269.1
Net (loss) income from continuing operations	—	—	—	(40.3)	—	—	(40.3)	0.3	(40.0)
Income from discontinued operations, net of tax	—	—	—	19.4	—	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	—	—	14.2	—	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	0.2	—	(25.1)	—	—	14.6	(10.5)	—	(10.5)
Share based compensation	—	—	4.1	—	—	—	4.1	—	4.1
Dividends declared	—	—	—	(17.3)	—	—	(17.3)	—	(17.3)
Balances as of January 1, 2023	41.0	$0.5	2,011.5	323.9	(288.9)	(814.2)	1,232.8	6.6	1,239.4
Net (loss) income from continuing operations	—	—	—	(75.1)	—	—	(75.1)	0.1	(75.0)
Income from discontinued operations, net of tax	—	—	—	21.4	—	—	21.4	—	21.4
Other comprehensive income, net of tax	—	—	—	—	16.0	—	16.0	0.2	16.2
Share based compensation	—	—	4.7	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	(17.6)	—	—	(17.6)	—	(17.6)
Balances as of April 2, 2023	41.0	0.5	2,016.2	252.6	(272.9)	(814.2)	1,182.2	6.9	1,189.1
Net (loss) income from continuing operations	—	—	—	(172.4)	—	—	(172.4)	0.2	(172.2)
Income from discontinued operations, net of tax	—	—	—	2,031.6	—	—	2,031.6	0.2	2,031.8
Deconsolidation of discontinued operations	—	—	—	—	25.4	—	25.4	(5.9)	19.5
Other comprehensive income (loss), net of tax	—	—	—	—	8.9	—	8.9	(0.2)	8.7
Accelerated share repurchase	(5.3)	—	(100.0)	—	—	(400.0)	(500.0)	—	(500.0)
Excise tax on net share repurchases	—	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Restricted stock issued and related tax withholdings	—	—	(1.6)	—	—	0.8	(0.8)	—	(0.8)
Share based compensation	—	—	5.1	—	—	—	5.1	—	5.1
Dividends declared	—	—	—	(17.5)	—	—	(17.5)	—	(17.5)
Balances at July 2, 2023	35.7	$0.5	$1,919.7	$2,094.3	$(238.6)	$(1,217.2)	$2,558.7	$1.2	$2,559.9
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended June 30, 2024 and July 2, 2023
(unaudited)

	Nine Month Periods Ended
(in millions)	June 30, 2024	July 2, 2023
Cash flows from operating activities
Net income	$96.0	$1,785.5
Income from discontinued operations, net of tax	9.6	2,072.7
Net income (loss) from continuing operations	86.4	(287.2)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	42.9	36.2
Amortization	33.4	31.4
Share based compensation	12.9	12.5
Impairment of goodwill	—	111.1
Impairment of intangible assets	43.0	120.7
Impairment of property, plant and equipment and operating lease assets	5.6	8.1
Gain on sale of property, plant and equipment	—	(2.7)
(Gain) loss on early extinguishment of debt	(2.7)	8.6
Non-cash purchase accounting adjustments	1.1	1.4
Amortization of debt issuance costs and debt discount	3.0	5.9
Gain from remeasurement of contingent consideration liability	—	(1.5)
Deferred tax benefit	3.3	(120.7)
Net changes in operating assets and liabilities	(50.5)	148.7
Net cash provided by operating activities from continuing operations	178.4	72.5
Net cash (used) provided by operating activities from discontinued operations	(96.5)	31.8
Net cash provided by operating activities	81.9	104.3
Cash flows from investing activities
Purchases of property, plant and equipment	(31.0)	(44.3)
Proceeds from disposal of property, plant and equipment	—	3.0
Proceeds from sale of discontinued operations, net of cash	—	4,334.7
Purchases of short term investments	(849.3)	—
Proceeds from sale of short term investments	1,792.0	—
Purchase price settlement from sale of the HHI business	(26.9)	—
Other investing activity	0.2	(0.1)
Net cash provided by investing activities from continuing operations	885.0	4,293.3
Net cash used by investing activities from discontinued operations	—	(11.8)
Net cash provided by investing activities	885.0	4,281.5
Cash flows from financing activities
Payment of debt and debt premium	(1,346.7)	(1,141.1)
Proceeds from issuance of debt	350.0	—
Payment of debt issuance costs	(15.0)	(2.3)
Premium on capped call transactions	(25.2)	—
Treasury stock purchases	(482.7)	—
Accelerated share repurchase	—	(500.0)
Dividends paid to shareholders	(38.8)	(51.6)
Share based award tax withholding payments, net of proceeds upon vesting	(5.5)	(11.3)
Net cash used by financing activities from continuing operations	(1,563.9)	(1,706.3)
Net cash used by financing activities from discontinued operations	—	(0.8)
Net cash used by financing activities	(1,563.9)	(1,707.1)
Effect of exchange rate changes on cash and cash equivalents	0.8	7.8
Net change in cash, cash equivalents and restricted cash in continuing operations	(596.2)	2,686.5
Cash, cash equivalents, and restricted cash, beginning of period	753.9	243.7
Cash, cash equivalents, and restricted cash, end of period	$157.7	$2,930.2
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$66.7	$89.2
Cash paid for interest associated with discontinued operations	—	45.3
Cash paid for taxes associated with continued operations	22.3	21.6
Cash paid for taxes associated with discontinued operations	59.1	24.0
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$3.2	$2.6
Non cash financing activities
Issuance of shares through stock compensation plan	$14.0	$13.9
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

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
The Company’s fiscal year ends on September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and nine month periods included within this Quarterly Report for the Company are June 30, 2024 and July 2, 2023, respectively.
Newly Adopted Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about the use of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll-forward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments in ASU 2022-04 are effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those financial years, except for the disclosure of roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the ASU during the year ended September 30, 2023, except for the disclosure of roll-forward information, which was adopted during the first quarter of fiscal 2024. The following table summarizes the roll-forward of the supplier finance program for the nine month period ended June 30, 2024:

(in millions)	Amount
Outstanding payment obligations as of September 30, 2023	$17.9
Invoices confirmed during the period	41.9
Confirmed invoices paid during the period	(52.7)
Outstanding payment obligations as of June 30, 2024	$7.1
The outstanding payment obligations under the supplier finance program are included in Accounts Payable in the Company's Condensed Consolidated Statement of Financial Position.
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the Condensed Consolidated Statements of Income for the three and nine month periods ended June 30, 2024 and July 2, 2023:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Income from discontinued operations before income taxes – HHI	$—	$32.5	$15.2	$136.9
Gain on sale of discontinued operations before income taxes – HHI	—	2,824.9	—	2,824.9
(Loss) income from discontinued operations before income taxes – Other	(0.1)	(0.2)	10.2	(2.2)
Interest expense on corporate debt allocated to discontinued operations	—	15.4	—	49.4
(Loss) income from discontinued operations before income taxes	(0.1)	2,841.8	25.4	2,910.2
Income tax expense from discontinued operations	13.0	810.0	15.8	837.5
(Loss) income from discontinued operations, net of tax	(13.1)	2,031.8	9.6	2,072.7
Income from discontinued operations attributable to noncontrolling interest, net of tax	—	0.2	—	0.3
(Loss) income from discontinued operations attributable to controlling interest, net of tax	$(13.1)	$2,031.6	$9.6	$2,072.4
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
During the nine month period ended June 30, 2024, the Company recognized $15.2 million in income from discontinued operations before income taxes - HHI related to a gain realized by a subsequently agreed-upon reduction on accrued transaction fees that was previously accrued and recognized as a component of the gain on sale for the HHI divestiture when the transaction closed in the prior year.
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture for the three and nine month period ended July 2, 2023:

	Three Month Period Ended	Nine Month Period Ended
(in millions)	July 2, 2023	July 2, 2023
Net sales	$296.4	$1,042.5
Cost of goods sold	203.6	701.6
Gross profit	92.8	340.9
Operating expenses	59.4	199.4
Operating income	33.4	141.5
Interest expense	0.7	2.4
Other non-operating expense, net	0.2	2.2
Income from discontinued operations before income taxes	$32.5	$136.9
Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture for the three and nine month period ended July 2, 2023:

	Three Month Period Ended	Nine Month Period Ended
(in millions)	July 2, 2023	July 2, 2023
Share based compensation	$0.4	$1.5
Purchases of property, plant and equipment	3.9	11.9

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The Company and ASSA entered into customary TSAs that became effective upon the consummation of the transaction. The TSAs support various shared back office administrative functions, including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; supporting both the transferred HHI operations and the continuing operations of the Company. Charges associated with TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and also include one time pass-through charges including warehousing, freight, among others. TSA charges are settled periodically between the Company and ASSA on a net basis. Charges to ASSA are recognized as a reduction of the respective operating expense incurred and charges from ASSA are recognized as an operating expense depending upon the function supported by ASSA. The TSAs have an overall expected time period of 12 months following the close of the transaction with variability in expiration dependent upon the completed transition of the respective service or function, and may provide up to 12 additional months for a total duration of up to 24 months following the close of the transaction. The Company recognized net income of $7.9 million and $23.7 million associated with TSA charges during the three and nine month periods ended June 30, 2024, respectively. Additionally, the Company and ASSA will receive cash and make payments on behalf of the respective counterparty's operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company also maintains a net payable or receivable with ASSA for net working capital attributable to commingled cash flow during the transaction period. As of June 30, 2024 and September 30, 2023, the Company had a net receivable of $27.0 million and $4.0 million, respectively, included in Other Receivables on the Company's Condensed Consolidated Statement of Financial Position consisting of amounts due from ASSA for commingled cash flow and net TSA charges, including amounts subject to repayment by the Company.
The Company has also recognized net payables to ASSA for outstanding settlements associated with the Purchase Agreement, including tax indemnifications for outstanding settlements with tax authorities and uncertain tax benefit obligations, among others. As of June 30, 2024, the Company recognized $2.6 million, included with Other Long-Term Liabilities, on the Company's Condensed Consolidated Statements of Financial Position. As of September 30, 2023, the Company recognized $27.3 million, included within Accounts Payable, and $2.6 million, included within Other Long-Term Liabilities, on the Company’s Condensed Consolidated Statements of Financial Position. During the nine month period ended June 30, 2024, the Company paid $26.9 million to complete the purchase price settlement in accordance with the Purchase Agreement.
Other
Income from discontinued operations before income taxes – other for the three and nine month periods ended June 30, 2024 includes incremental changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreements for the sale and divestiture of the Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. During the nine month period ended June 30, 2024, the Company realized a gain attributable to a settlement on outstanding tax audits that were previously recognized as uncertain tax benefit obligations at the time of sale and indemnified in accordance with the acquisition agreement. As of June 30, 2024, the Company recognized $1.1 million related to indemnification payables in accordance with the acquisition agreements, primarily attributable to uncertain tax benefit obligations and outstanding settlements with tax authorities that were transferred, included within Other Current Liabilities on the Company's Condensed Consolidated Statements of Financial Position. As of September 30, 2023, the Company recognized $25.3 million, including $8.6 million within Other Current Liabilities and $16.7 million, within Other Long-Term Liabilities on the Company’s Condensed Consolidated Statements of Financial Position.

NOTE 3 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and nine month periods ended June 30, 2024 and July 2, 2023, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended June 30, 2024				Three Month Period Ended July 2, 2023
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Product Sales
NA	$173.4	$207.5	$115.7	$496.6	$167.9	$184.1	$105.4	$457.4
EMEA	93.7	—	108.6	202.3	88.0	—	104.2	192.2
LATAM	3.9	2.6	44.5	51.0	4.7	1.5	47.4	53.6
APAC	7.5	—	15.7	23.2	7.5	—	17.4	24.9
Licensing	2.4	0.9	1.6	4.9	2.8	1.0	2.0	5.8
Service and other	1.3	—	0.1	1.4	1.4	—	0.2	1.6
Total revenue	$282.2	$211.0	$286.2	$779.4	$272.3	$186.6	$276.6	$735.5

	Nine Month Period Ended June 30, 2024				Nine Month Period Ended July 2, 2023
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Product Sales
NA	$521.3	$436.0	$355.9	$1,313.2	$530.1	$404.3	$391.6	$1,326.0
EMEA	286.7	—	353.8	640.5	269.0	—	340.7	609.7
LATAM	9.8	5.8	132.6	148.2	12.4	5.0	128.0	145.4
APAC	20.2	—	49.6	69.8	24.3	—	52.6	76.9
Licensing	7.1	1.9	5.2	14.2	7.8	2.0	6.3	16.1
Service and other	3.9	—	0.4	4.3	2.9	—	1.1	4.0
Total revenue	$849.0	$443.7	$897.5	$2,190.2	$846.5	$411.3	$920.3	$2,178.1

The Company has a broad range of customers, including many large retail customers. During the three month periods ended June 30, 2024 and July 2, 2023, there were two large retail customers, each exceeding 10% of consolidated Net Sales and representing 37.7% and 33.4% of consolidated Net Sales, respectively in each period. During the nine month periods ended June 30, 2024 and July 2, 2023, there were two large retail customers exceeding 10% of consolidated Net Sales and

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 – REVENUE RECOGNITION (continued)
representing 36.4% and 34.3% of consolidated Net Sales, respectively. All segments sell products to the two large retail customers exceeding 10% of consolidated Net Sales.
A significant portion of our product sales from our HPC segment are subject to the continued use and access to the Black & Decker® ("B+D") brand through a trademark license agreement with Stanley Black and Decker ("SBD"). Net sales from B+D product sales consisted of $86.4 million, or 11.1% of consolidated net sales, and $84.2 million, or 11.4% of consolidated Net Sales, for the three month periods ended June 30, 2024 and July 2, 2023, respectively. Net sales from B+D product sales consisted of $257.6 million, or 11.8%, and $256.0 million, or 11.8%, of consolidated Net Sales for the nine month periods ended June 30, 2024 and July 2, 2023, respectively. All other significant brands and tradenames used in the Company’s commercial operations are directly owned and not subject to further restrictions.
In May 2024, the Company and its HPC segment entered into a new trademark license agreement (the "License Agreement") with SBD which terminates the previous arrangement, with an effective date of January 1, 2024. Pursuant to the License Agreement, the Company will license the B+D brand in North America, Latin America (excluding Brazil) and the Caribbean for four categories of household appliance: beverage products, food preparation products, garment care products and cooking products. The License Agreement has an initial four-year term ending December 31, 2027, with two subsequent four-year renewal rights each based upon meeting certain sales targets at the end of each renewal period, extending the total contract term to December 31, 2035. The License Agreement does not renew if these targets are not satisfied. Under the terms of the License Agreement, the Company agrees to pay SBD royalties based on a percentage of sales, with a minimum annual royalty payment of $11.7 million for the first year in the initial term, with decreases in subsequent years in the initial term down to $10.2 million and is subject to adjustment with each renewal period. The License Agreement also requires us to comply with maximum annual returns rates for products and promotional spending commitments.
In the normal course of business, the Company may allow customers to return products or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of June 30, 2024 and September 30, 2023 was $13.9 million and $12.8 million, respectively. The increase in the allowance for product returns are attributable to the additional returns estimated for the recently re-issued product recalls with the HPC segment in collaboration with the U.S. Consumer Product Safety Commission ("CPSC"), further discussed in Note 15 - Commitments and Contingencies.

NOTE 4 – RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for credit losses on the Company's trade receivables as of June 30, 2024 and September 30, 2023 was $8.1 million and $7.7 million, respectively.
The Company has a broad range of customers, including many large retail customers. As of June 30, 2024, there were three large retail customers exceeding 10% of consolidated Net Trade Receivables and representing 56.7% of the Company's consolidated Net Trade Receivables. As of September 30, 2023, there were two large retail customers exceeding 10% of consolidated Net Trade Receivables and representing 39.8% of the Company's consolidated Net Trade Receivables.

NOTE 5 – INVENTORIES
Inventories consist of the following:

(in millions)	June 30, 2024	September 30, 2023
Raw materials	$47.6	$55.8
Work-in-process	5.8	6.2
Finished goods	386.5	400.8
Inventories	$439.9	$462.8

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	June 30, 2024	September 30, 2023
Land, buildings and improvements	$85.9	$83.4
Machinery, equipment and other	340.3	330.1
Computer software	139.2	136.2
Finance leases	139.2	136.9
Construction in progress	28.6	18.1
Property, plant and equipment	733.2	704.7
Accumulated depreciation	(466.7)	(429.6)
Property, plant and equipment, net	$266.5	$275.1
Depreciation expense from property, plant, and equipment for the three month periods ended June 30, 2024 and July 2, 2023, was $14.1 million and $12.1 million, respectively; and for the nine month periods ended June 30, 2024 and July 2, 2023 was $42.9 million and $36.2 million, respectively.
During the three and nine month periods ended June 30, 2024, the Company recognized impairment charges of $5.1 million and $5.6 million, respectively, associated with the exit and closing of distribution facilities in the HPC segment, included as Selling General and Administrative Expenses on the Condensed Consolidated Statements of Income.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	GPC	H&G	Total
As of September 30, 2023	$512.1	$342.6	$854.7
Foreign currency impact	3.4	—	3.4
As of June 30, 2024	$515.5	$342.6	$858.1
The carrying value and accumulated amortization of intangible assets are as follows:

	June 30, 2024			September 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$636.7	$(440.0)	$196.7	$635.0	$(412.9)	$222.1
Technology assets	75.3	(39.7)	35.6	75.3	(35.9)	39.4
Tradenames	28.8	(10.8)	18.0	27.6	(7.4)	20.2
Total amortizable intangible assets	740.8	(490.5)	250.3	737.9	(456.2)	281.7
Indefinite-lived intangible assets – tradenames	740.3	—	740.3	778.4	—	778.4
Total Intangible Assets	$1,481.1	$(490.5)	$990.6	$1,516.3	$(456.2)	$1,060.1
During the nine month period ended June 30, 2024, the Company and H&G segment identified a triggering event for our Rejuvenate® tradename attributable to a loss of a key distribution expansion opportunity resulting in a significant shift in the projected distribution strategy that reduced the anticipated near-term sales opportunities and expectations, resulting in the recognition of a $39.0 million impairment on the indefinite lived intangible asset. Additionally, the Company and the HPC segment identified a triggering event attributable to a change in brand strategy for a non-core tradename, resulting in recognition of a $4.0 million impairment on the indefinite intangible assets.
Amortization expense from the intangible assets for the three month periods ended June 30, 2024 and July 2, 2023 was $11.1 million and $10.5 million, respectively, and for the nine month periods ended June 30, 2024 and July 2, 2023 was $33.4 million and $31.4 million, respectively.
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2024	$44.3
2025	41.2
2026	39.6
2027	39.6
2028	37.9

NOTE 8 – DEBT
Debt with external lenders consists of the following:

	June 30, 2024		September 30, 2023
(in millions)	Amount	Rate	Amount	Rate
3.375% Exchangeable Notes, due June 1, 2029	$350.0	3.4%	$—	—%
4.00% Notes, due October 1, 2026	—	—%	448.8	4.0%
5.00% Notes, due October 1, 2029	4.9	5.0%	297.2	5.0%
5.50% Notes, due July 15, 2030	13.2	5.5%	288.5	5.5%
3.875% Notes, due March 15, 2031	128.0	3.9%	453.0	3.9%
Obligations under finance leases	82.3	5.3%	86.4	5.3%
Total debt	578.4		1,573.9
Debt issuance costs	(17.9)		(18.4)
Less current portion	(9.1)		(8.6)
Long-term debt, net of current portion	$551.4		$1,546.9

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 8 - DEBT (continued)
Credit Agreement
On October 19, 2023, Spectrum Brands, Inc. ("SBI"), a wholly-owned subsidiary of Spectrum Brands, Holdings, Inc. ("SBH"), and SB/RH Holdings, LLC, a wholly-owned subsidiary of Spectrum Brands Holdings, Inc. and parent to SBI, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company, SB/RH Holdings, LLC, Royal Bank of Canada, as the administrative agent, and the lenders party thereto. The proceeds of the Credit Agreement will be used for working capital needs and other general corporate purposes. The Credit Agreement refinanced the Company’s previous credit agreement and includes certain modified terms from the previous Credit Agreement, including extending the maturity to October 19, 2028, and the reduction of the Revolver Facility to $500.0 million (with a U.S. dollar tranche and a multicurrency tranche). The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries' ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain expectations set forth in the Credit Agreement.
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
During the nine month period ended June 30, 2024, the Company incurred $4.0 million in fees in connection with the closing of the Credit Agreement, with $3.2 million in fees capitalized and amortized as debt issuance costs over the term of the Credit Agreement. As of June 30, 2024, the Company's Revolver Facility has a borrowing availability of $490.4 million, net of outstanding letters of credit of $9.6 million.
Exchangeable Senior Notes
On May 23, 2024, SBI completed its offering of $350.0 million principal amount of 3.375% Exchangeable Senior Notes due 2029 (the “Exchangeable Notes”), which are unconditionally guaranteed jointly and severally, on a senior unsecured basis by SBH and, subject to certain exceptions, each of SBI's existing and future domestic subsidiaries that guarantee other debt securities issued by SBI or SBH in the form of senior unsecured notes or convertible or exchangeable notes.. The Notes are governed by the terms of the indenture, dated as of May 23, 2024, among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The Exchangeable Notes will mature on June 1, 2029, unless earlier repurchased, redeemed or converted. The Exchangeable Notes are senior unsecured obligations of the Company with interest payable semiannually June 1 and December 1 of each year, beginning on December 1, 2024. Proceeds from the issuance were used to fund a $50.0 million share repurchase of SBH's common stock, to pay $25.2 million in premiums on the Capped Calls (as described below) and other general company needs.
Holders may convert their notes at their option at any time after the close of business on the business day immediately preceding March 1, 2029 under the following circumstances:
•During any calendar quarter (and only during such calendar quarter) beginning after September 30, 2024, if, the last reported sale price per share of SBH’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;
•During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Exchangeable Notes for such trading day was less than 98% of the product of the last reported sale price of SBH’s common stock and the applicable conversion rate on such trading day;
•The Company issues to common stockholders any rights, options, or warrants, entitling them to purchase shares of common stock at a price per share less than the average closing sale price of 10 consecutive trading days, or the Company’s election to make a distribution to common stockholders exceeding 10% of the previous day’s closing sale price;
•Upon the occurrence of specified corporate events, as set forth in the indenture governing the Exchangeable Notes; or
•Prior to the related redemption date if the Company calls the Exchangeable Notes for redemption.
On or after March 1, 2029, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Exchangeable Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. The conversion rate for the Exchangeable Notes is 8.2060 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $121.86 per share of SBH’s common stock), subject to adjustment as set forth in the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, common stock or a combination of cash and common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the notes being converted. If a make-whole adjustment event, as described in the Indenture, occurs and a holder elects to convert its Exchangeable Notes in connection with such make-whole adjustment event, such holder may be entitled to an increase in the conversion rate as described in the Indenture.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 8 - DEBT (continued)
The Exchangeable Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 7, 2027 if the notes are freely tradeable and on or before the 41st scheduled trading day immediately before the maturity date, if the last reported sale price per share of the SBH’s common stock exceeds 130% of the conversion price then in effect for at least 20 of any 30 consecutive trading day period ending on, and including, the trading day immediately before the date the Company sends the related redemption notice at a redemption price equal to 100% of the principal amount of the Exchangeable Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. Upon the occurrence of certain fundamental changes involving the Company, holders of the Exchangeable Notes may require the Company to repurchase for cash all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest.
The Company incurred $11.8 million in fees and expenses in connection with the issuance of the Exchangeable Notes which were capitalized as debt issuance costs and will be amortized over the term of the Exchangeable Notes.
Since the issuance of the Exchangeable Notes, the conditions allowing holders of the Exchangeable Notes to convert have not been met. The Exchangeable Notes were therefore not convertible as of June 30, 2024, and were classified as long-term debt on the Company’s Condensed Consolidated Statement of Financial Position.
Capped Call Transactions
In connection with the issuance of the Exchangeable Notes, the Company entered into capped call transactions with certain financial institutions (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $121.86 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Exchangeable Notes. The Capped Calls have initial cap prices of $159.36 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the Exchangeable Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 0.7 million shares of SBH’s common stock. The Capped Calls will expire upon the maturity of the Exchangeable Notes. The Company used $25.2 million of the net proceeds from the offering of the Exchangeable Notes to pay premiums on the Capped Calls. The Capped Calls are separate transactions entered into by us with the counterparties, and not part of the terms of the Exchangeable Notes and do not change the holders’ rights under the Exchanges Notes. The capped call transactions do not meet the criteria for separate accounting as a derivative as they meet the criteria for equity classification, and the capped call transaction premiums are recorded as a reduction to Additional Paid-In Capital within Shareholders’ Equity, net of deferred income taxes.
Tendered Notes and Redemption of 2026 Notes
On May 20, 2024, the Company commenced a cash tender offer (the “Tender Offer”) by its wholly-owned subsidiary, SBI, of up to an aggregate principal amount of its outstanding 4.00% Senior Notes due 2026 (the “2026 Notes”), the 5.00% Senior Notes due 2029 (the “2029 Notes”) and the 5.50% Senior Notes due 2030 (the “2030 Notes”), and a tender offer for the 3.875% Notes Senior Notes due 2031 (the “2031 Notes”) (collectively, the “Tendered Notes”) that may be purchased for an combined aggregate purchase price of up to $925.0 million (including accrued and unpaid interest) with discretion to upsize the Tender Offer. On June 3, 2024, the Company received the early tender results and amended the Tender Offer to increase the previously announced maximum tender offer from $925.0 million to $1,160.5 million (including accrued and unpaid interest). On June 18, 2024, the Company completed the cash tender offer of the Tendered Notes, with cash paid for the 2026 Notes on June 17, 2024.
Additionally, on June 17, 2024, the Company notified the trustee of the 2026 Notes that it would redeem the remaining aggregate principal amount, which was subsequently paid on June 20, 2024, at a redemption price equal to 100.667% of the principal amount, plus accrued and unpaid interest, resulting in the full redemption of the 2026 Notes.
The following summarizes the results of the cash tender of the Tendered Notes and full redemption of the 2026 Notes, excluding amounts paid for unpaid and accrued interest, including the write-off of unamortized debt issuance costs and the (gain) loss on early extinguishment realized during the three and nine month period ended June 30, 2024:

(in millions)	Amounts Tendered	Amounts Paid	Premium (Discount) Realized	Unamortized Debt Issuance Costs	Loss (Gain) on Early Extinguishment
4.00% Notes, due October 1, 2026	$462.0	$462.1	$0.1	$2.2	$2.3
5.00% Notes, due October 1, 2029	284.2	284.2	—	2.9	2.9
5.50% Notes, due July 15, 2030	142.5	142.5	—	2.0	2.0
3.875% Notes, due March 15, 2031	285.7	277.7	(8.0)	3.0	(5.0)
Total	$1,174.4	$1,166.5	$(7.9)	$10.1	$2.2
In connection with the Tender Offer, the Company solicited consents (the “Consent Solicitation”) from the respective holders of the indentures governing the 2026 Notes, the 2029 Notes and the 2030 Notes (collectively, the “Consent Notes”) for certain proposed amendments with respect to each series of Consent Notes. The Company did not solicit any consents from the holders of the 2031 Notes. The proposed amendments required the requisite consents applicable to each series of Consent Notes and amended the indenture for each of the Consent Notes.
Following the receipt of the requisite consents with respect to each series of Consent Notes, the Company entered into (i) supplemental indenture, dated as of June 4, 2024 (the “2026 Supplemental Indenture”), by and among the Company, the guarantors party thereto (the “Guarantors”), U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee (the “Trustee”), Elavon Financial Services DAC, UK Branch, as paying agent and Elavon Financial Services DAC, as registrar and transfer agent, relating to the 2026 Notes, (ii) supplemental indenture, dated as of June 4, 2024 (the “2029 Supplemental Indenture”), by and among the Company, the Guarantors and the Trustee, relating to the 2029 Notes and (iii) supplemental indenture, dated as of June 4, 2024 (the “2030 Supplemental Indenture” and, together with the 2026 Supplemental Indenture and 2029 Supplemental Indenture, the “Supplemental Indentures”), by and among the Company, the Guarantors and the Trustee, relating to the 2030 Notes, to effect the proposed amendments. The Supplemental Indentures shorten the notice periods for the redemption of the Consent Notes and eliminate substantially all of the restrictive covenants and certain events of default under each indenture governing the Consent Notes, among other things.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 8 - DEBT (continued)
Additionally, Spectrum Brands Holdings, Inc. has agreed to irrevocably and unconditionally guarantee the 2031 Notes pursuant to a guarantee agreement, dated as of June 20, 2024, in favor of the holders of the 2031 Notes, the Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.
Debt Repurchase
During the nine month period ended June 30, 2024, the Company repurchased Senior Notes on the open market, at a discount, which are ultimately retired upon receipt. The repurchase of the Company's debt obligations are treated as an extinguishment, with any realized discount recognized as a gain from debt repurchase on the Company's Condensed Consolidated Statements of Income, net any write-off of related deferred financing costs. For the nine month period ended June 30, 2024, the Company repurchased $180.1 million of outstanding Senior Notes, consisting of $8.1 million of the 5.00% Senior Notes due October 1, 2029, $132.8 million of the 5.50% Senior Notes due July 15, 2030, and $39.2 million of the 3.875% Senior Notes, due March 15, 2031. As a result of repurchasing outstanding debt notes during the nine month period ended June 30, 2024, there was a gain of $4.7 million related to realized gain on the early extinguishment of the obligations recorded, net of the write-off from associated deferred issuance costs of $2.5 million.

NOTE 9 – DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Pesos, Pound Sterling, or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to inventory purchases or the sale of product. Until the purchase or sale is recognized, the fair value of the related hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of Goods Sold or Net Sales on the Condensed Consolidated Statements of Income. At June 30, 2024, the Company had a series of foreign exchange derivative contracts outstanding through March 2026. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $1.4 million, net of tax. At June 30, 2024 and September 30, 2023, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $339.5 million and $320.2 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three and nine month periods ended June 30, 2024 and July 2, 2023, respectively:

	Unrealized Gain (Loss) in OCI Before Reclassification		Reclassified Gain (Loss) to Continuing Operations
For the three month periods ended (in millions)	June 30, 2024	July 2, 2023	Line Item	June 30, 2024	July 2, 2023
Foreign exchange contracts	$0.1	$0.2	Net sales	$0.1	$0.1
Foreign exchange contracts	1.5	(7.7)	Cost of goods sold	(2.5)	(3.7)
Total	$1.6	$(7.5)		$(2.4)	$(3.6)

	Unrealized Gain (Loss) in OCI Before Reclassification		Reclassified Gain (Loss) to Continuing Operations
For the nine month periods ended (in millions)	June 30, 2024	July 2, 2023	Line Item	June 30, 2024	July 2, 2023
Foreign exchange contracts	$0.2	$0.3	Net sales	$0.2	$0.2
Foreign exchange contracts	(7.9)	(40.9)	Cost of goods sold	(12.5)	(6.2)
Total	$(7.7)	$(40.6)		$(12.3)	$(6.0)

Derivative Contracts Not Designated as Hedges for Accounting Purposes
The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Canadian Dollars, Colombian Peso, Euros, Czech Koruna, Japanese Yen, Mexican Peso, Pound Sterling, Singapore Dollar, Swiss Franc, Turkish Lira, or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 30, 2024, the Company had a series of forward exchange contracts outstanding through July 2024. At June 30, 2024 and September 30, 2023, the Company had $289.6 million and $671.5 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the gain (loss) realized from derivative instruments not designated as hedges for accounting purposes on the accompanying Condensed Consolidated Statements of Income for the three and nine month periods ended June 30, 2024 and July 2, 2023, pre-tax:

		Three Month Periods Ended		Nine Month Periods Ended
(in millions)	Line Item	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Foreign exchange contracts	Other non-operating expense, net	$(6.8)	$(7.8)	$(14.4)	$(30.2)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 – DERIVATIVES (continued)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	June 30, 2024	September 30, 2023
Derivative Assets
Foreign exchange contracts – designated as hedge	Other receivables	$1.5	$1.4
Foreign exchange contracts – designated as hedge	Deferred charges and other	0.2	0.1
Foreign exchange contracts – not designated as hedge	Other receivables	0.2	1.8
Total Derivative Assets		$1.9	$3.3
Derivative Liabilities
Foreign exchange contracts – designated as hedge	Accounts payable	$3.3	$8.1
Foreign exchange contracts – designated as hedge	Other long term liabilities	0.3	—
Foreign exchange contracts – not designated as hedge	Accounts payable	0.5	0.9
Total Derivative Liabilities		$4.1	$9.0
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of June 30, 2024.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of June 30, 2024 and September 30, 2023, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.
Net Investment Hedge
SBI had €425.0 million aggregate principal amount of 4.00% Notes, due October 1, 2026 (the "2026 Notes"), designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation adjustment within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income).
Net unrealized gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. Effective June 20, 2024, the net investment hedge is no longer outstanding due to the full redemption of the 2026 Notes. See Note 8 – Debt for additional detail. The cumulative unrealized gain of $11.9 million related to the net investment hedge will remain in AOCI until a liquidation event or deconsolidation of the underlying Euro denominated subsidiaries. The following summarizes the unrealized gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three and nine month periods ended June 30, 2024 and July 2, 2023, pre-tax:

	Three Month Periods Ended		Nine Month Periods Ended
Unrealized (Loss) Gain in OCI (in millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net investment hedge	$(3.5)	$1.8	$(13.2)	$(44.6)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of June 30, 2024 and September 30, 2023 according to the fair value hierarchy are as follows:

	June 30, 2024					September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$1.9	$—	$1.9	$1.9	$—	$3.3	$—	$3.3	$3.3
Derivative Liabilities	—	4.1	—	4.1	4.1	—	9.0	—	9.0	9.0
Debt	—	554.5	—	554.5	560.5	—	1,418.6	—	1,418.6	1,555.5
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 11 – SHAREHOLDERS' EQUITY
Share Repurchases
The following summarizes the activity of common stock repurchases for the three and nine month periods ended June 30, 2024 and July 2, 2023.

	June 30, 2024			July 2, 2023
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	1.1	$86.22	$92.2	—	$—	$—
Private Purchases	0.5	93.74	50.0	—	—	—
ASR	—	—	—	5.3	74.86	400.0
Total Purchases	1.6	$88.72	$142.2	5.3	$74.86	$400.0

	June 30, 2024			July 2, 2023
Nine Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	5.6	$77.48	$432.7	—	$—	$—
Private Purchases	0.5	93.74	50.0	—	—	—
ASR	1.3	65.84	83.2	5.3	74.86	400.0
Total Purchases	7.4	$76.66	$565.9	5.3	$74.86	$400.0
During the nine month period ended June 30, 2024, the Company entered into a $200.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through November 15, 2024, until the cap is reached or until the plan is terminated. On May 20, 2024 this plan was terminated with a total of 1.9 million shares repurchased for $156.0 million.
On May 20, 2024, the Company announced a new $500 million common stock repurchase program authorized by its Board of Directors, replacing the Company's previously approved share repurchase program of $1.0 billion. As part of the approved stock repurchase program, the Company purchased $50.0 million of Common Stock concurrent with the pricing of the offering of the Exchangeable Notes in privately negotiated transactions effected through one of the initial purchasers and/or its affiliates, at market price. Purchases under the program may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The repurchase program may be suspended or discontinued at any time.

On June 20, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase an aggregate of $500.0 million of the Company’s common stock, par value $0.01 per share. The Company funded the share repurchases under the ASR Agreement with cash on-hand following the closing of the sale of the Company’s HHI segment. Pursuant to the agreement, the Company paid $500.0 million to the financial institution at inception of the agreement and took delivery of 5.3 million shares, which represented 80% of the total shares the company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of the initial shares received of $400.0 million were recorded as a treasury stock transaction, with the remainder of $100.0 million recorded as a reduction to additional paid-in capital. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On November 21, 2023, the Company closed and settled the ASR resulting in an additional delivery of 1.3 million shares during the nine month period ended June 30, 2024, with a fair value of $83.2 million. The total number of shares repurchased under the ASR program was 6.6 million at an average cost per share of $75.67, based on the volume-weighted average share price of the Company’s common stock during the calculation period of the ASR program, less the applicable contractual discount.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 12 – SHARE BASED COMPENSATION
The following is a summary of share based compensation expense included in Selling, General & Administrative on the Company's Condensed Consolidated Statements of Income for the three and nine month periods ended June 30, 2024 and July 2, 2023:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Share based compensation expense	$4.5	$4.8	$12.9	$12.5
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
The following is a summary of RSU grants issued during the nine month period ended June 30, 2024:

(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.06	$68.58	$3.9
Vesting in more than 12 months	0.15	67.51	10.3
Total time-based grants	0.21	67.80	14.2
Performance-based grants	0.24	68.50	16.6
Total grants	0.45	68.18	$30.8

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the nine month period ended June 30, 2024, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2023	$(216.1)	$1.4	$(34.7)	$(249.4)
Other comprehensive income (loss) before reclassification	15.4	(10.6)	(1.1)	3.7
Net reclassification for loss to income from continuing operations	—	5.1	0.2	5.3
Other comprehensive income (loss) before tax	15.4	(5.5)	(0.9)	9.0
Deferred tax effect	5.6	1.5	0.2	7.3
Other comprehensive income (loss), net of tax	21.0	(4.0)	(0.7)	16.3
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	20.9	(4.0)	(0.7)	16.2
Balance at December 31, 2023	(195.2)	(2.6)	(35.4)	(233.2)
Other comprehensive (loss) income before reclassification	(0.4)	1.4	0.3	1.3
Net reclassification for loss to income from continuing operations	—	4.8	0.2	5.0
Other comprehensive (loss) income before tax	(0.4)	6.2	0.5	6.3
Deferred tax effect	(2.9)	(1.6)	0.1	(4.4)
Other comprehensive (loss) income , net of tax	(3.3)	4.6	0.6	1.9
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive (loss) income attributable to controlling interest	(3.2)	4.6	0.6	2.0
Balance at March 31, 2024	(198.4)	2.0	(34.8)	(231.2)
Other comprehensive (loss) income before reclassification	(11.2)	1.6	—	(9.6)
Net reclassification for loss to income from continuing operations	—	2.4	0.2	2.6
Other comprehensive (loss) income before tax	(11.2)	4.0	0.2	(7.0)
Deferred tax effect	0.8	(1.4)	(0.1)	(0.7)
Other comprehensive (loss) income, net of tax	(10.4)	2.6	0.1	(7.7)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	—	—	—	—
Other comprehensive (loss) income attributable to controlling interest	(10.4)	2.6	0.1	(7.7)
Balance at June 30, 2024	$(208.8)	$4.6	$(34.7)	$(238.9)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended June 30, 2024			Nine Month Period Ended June 30, 2024
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Net Sales	$0.1	$—	$0.1	$0.2	$—	$0.2
Cost of goods sold	(2.5)	—	(2.5)	(12.5)	—	(12.5)
Other non-operating (income) expense, net	—	(0.2)	(0.2)	—	(0.6)	(0.6)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)
The change in the components of AOCI for the nine month period ended July 2, 2023, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2022	$(285.9)	$16.8	$(34.0)	$(303.1)
Other comprehensive income (loss) before reclassification	26.6	(25.4)	(2.3)	(1.1)
Net reclassification for (gain) loss to income from continuing operations	—	(2.5)	0.9	(1.6)
Other comprehensive income (loss) before tax	26.6	(27.9)	(1.4)	(2.7)
Deferred tax effect	8.8	7.2	1.2	17.2
Other comprehensive income (loss), net of tax	35.4	(20.7)	(0.2)	14.5
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.2	—	—	0.2
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	35.1	(20.7)	(0.2)	14.2
Balance at January 1, 2023	(250.8)	(3.9)	(34.2)	(288.9)
Other comprehensive income (loss) before reclassification	14.6	(7.1)	0.1	7.6
Net reclassification for loss (gain) to income from continuing operations	—	4.9	(0.7)	4.2
Net reclassification for gain to income from discontinued operations	—	(0.1)	—	(0.1)
Other comprehensive income (loss) before tax	14.6	(2.3)	(0.6)	11.7
Deferred tax effect	3.7	0.7	0.1	4.5
Other comprehensive income (loss), net of tax	18.3	(1.6)	(0.5)	16.2
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	18.1	(1.6)	(0.5)	16.0
Balance at April 2, 2023	(232.7)	(5.5)	(34.7)	(272.9)
Other comprehensive income (loss) before reclassification	11.6	(9.0)	(1.2)	1.4
Net reclassification for loss to income from continuing operations	—	3.6	1.0	4.6
Net reclassification for loss (gain) to income from discontinued operations	—	2.4	(0.1)	2.3
Other comprehensive income (loss) before tax	11.6	(3.0)	(0.3)	8.3
Deferred tax effect	(0.4)	0.8	—	0.4
Other comprehensive income (loss), net of tax	11.2	(2.2)	(0.3)	8.7
Deconsolidation of discontinued operations	26.6	—	(0.5)	26.1
Net change to determine comprehensive income for the period	37.8	(2.2)	(0.8)	34.8
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	—	—	—	—
Less: other comprehensive loss from discontinued operations attributable to non-controlling interest	(0.2)	—	—	(0.2)
Less: Deconsolidation of discontinued operations	0.7	—	—	$0.7
Other comprehensive income (loss) attributable to controlling interest	37.3	(2.2)	(0.8)	34.3
Balance at July 2, 2023	$(195.4)	$(7.7)	$(35.5)	$(238.6)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended July 2, 2023				Nine Month Period Ended July 2, 2023
	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Net Sales	$—	$0.1	$—	$0.1	$—	$0.2	$—	$0.2
Cost of goods sold	—	(3.7)	—	(3.7)	—	(6.2)	—	(6.2)
Other non-operating expense (income), net	—	—	(1.0)	(1.0)	—	—	(1.2)	(1.2)
Income from discontinued operations, net of tax	(26.6)	(2.4)	0.6	(28.4)	(26.6)	(2.3)	0.6	(28.3)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 – INCOME TAXES
The effective tax rate for the three and nine month periods ended June 30, 2024 and July 2, 2023, was as follows:

Three Month Periods Ended		Nine Month Periods Ended
June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
54.0%	(8.8)%	41.1%	10.3%
The estimated annual effective tax rate applied to the three and nine month periods ended June 30, 2024, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), state income taxes, and certain nondeductible expenses. The Company is projecting a U.S. net operating loss ("NOL") for Fiscal 2024, which does not allow it to take advantage of the foreign-derived intangible income deduction or foreign tax credits on its GILTI income. The Company’s federal effective tax rate on GILTI was therefore 21%. During the three and nine month periods ended June 30, 2024, the Company recorded a discrete $4.1 million tax expense related to U.S. return to provision differences, primarily from changes in estimates of the utilization of foreign tax credits subject to a valuation allowance.

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
As of June 30, 2024, there was an environmental remediation liability of $4.6 million, with $0.9 million included in Other Current Liabilities and $3.7 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. As of September 30, 2023, there was an environmental remediation liability of $5.4 million, with $1.5 million included in Other Current Liabilities and $3.9 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of June 30, 2024 and September 30, 2023, the Company recognized $2.3 million and $3.0 million, respectively, in product liability, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranties on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.2 million and $0.3 million of warranty accruals as of June 30, 2024 and September 30, 2023, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Product Safety Recalls. During the years ended September 30, 2022 and 2023, the Company and its HPC segment initiated voluntary product safety recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") for specific products, suspending sales of the affected products and issuing a stop sale with its customers. The Company has assessed the incremental costs attributable to the recall, including the anticipated returns of retail inventory from customers, write-off of affected inventory, and other costs to facilitate the recall such as notification, shipping and handling, consumer refunds, and rework and destruction of affected products, as needed, and evaluated the probability of redemption. Certain products were remediated through the issuance of replacement parts and did not require a full recall of the affected product, with costs included to facilitate the remediation, rework and related shipping and handling. During the nine month period ended June 30, 2024, the Company was required by the CPSC to reissue a recall that was previously remediated through the issuance of a replacement part in accordance with previously agreed-up remediation plans with the CPSC, expanding the requirements to issue a complete recall of the affected product. As a result, the reissued recall resulted in the recognition of incremental costs and reserves to address inventory returns from customers, write-off of the affected inventory, consumer refunds and other costs to facilitate the reissued recall. As a result, the Company recognized $5.6 million and $6.0 million as of June 30, 2024 and September 30, 2023, respectively, in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position associated with the estimated costs for the recalls, including the incremental estimated product returns from customers associated with the recall. Additionally, for certain products affected by the recalls, the Company has indemnification provisions that are contractually provided by third parties for the affected products and as a result the Company has also recognized $6.7 million and $7.1 million as of June 30, 2024 and September 30, 2023, respectively, in Other Receivables on the Condensed Consolidated Statement of Financial Position related to recovery from such indemnification provisions.
Representation and Warranty Insurance Proceeds. On February 18, 2022, the Company acquired all of the membership interests in HPC Brands, LLC, which consist of the home appliances and cookware business of Tristar Products, Inc. (the "Tristar Business") pursuant to a Membership Interest Purchase agreement dated February 3, 2022 (the "Acquisition Agreement"). During the year ended September 30, 2023, the Company submitted a claim under its representation and warranty insurance policies, seeking coverage for losses resulting from breaches of certain representations and warranties in the Acquisition Agreement. During the nine month period ended June 30, 2024, the Company recognized a gain of $65.0 million on the Condensed Consolidated Statement of Income attributable to insurance proceeds received from its representation and warranty insurance policies.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 – SEGMENT INFORMATION
Net sales relating to the segments for the three and nine month periods ended June 30, 2024 and July 2, 2023, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
GPC	$282.2	$272.3	$849.0	$846.5
H&G	211.0	186.6	443.7	411.3
HPC	286.2	276.6	897.5	920.3
Net sales	$779.4	$735.5	$2,190.2	$2,178.1
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
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value, and the incremental value in operating lease assets with below market rent, among others. During the three and nine month periods ended June 30, 2024 and July 2, 2023, the Company recognized non-cash expense due to the incremental value recognized as part of the Tristar Business acquisition on right of use operating leases with below market rent;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets, when applicable. During the three month period ended June 30, 2024, the Company recognized impairment charges on a right of use operating lease asset associated with a HPC facility that was exited prior to the end of its term. See Note 6 - Property, Plant and Equipment, for further discussion. During the nine month period ended June 30, 2024, the Company recognized impairments of its Rejuvenate® and a non-core HPC tradename indefinite lived intangible assets, along with impairment charges on right of use operating lease assets associated with HPC distribution facilities that were exited prior to end of its term. See Note 7 - Goodwill and Intangibles and Note 6 - Property Plant and Equipment, for further discussion. During the three and nine periods ended July 2, 2023, the Company recognized impairment of indefinite lived intangible assets for its Rejuvenate® and PowerXL® indefinite lived tradenames, along with an impairment on idle equipment associated with the early exit of a GPC warehouse lease and impairments on right of use operating lease assets associated with GPC and HPC facilities that were exited prior to the end of their term;
•Gain realized from proceeds received on the representation and warranties insurance policies associated with the Tristar Business acquisition realized during the nine month period ended June 30, 2024. Refer to Note 15 - Commitment and Contingencies for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity attributable to significant and unusual nonrecurring matters with no previous history or precedent. During the three and nine month periods ended June 30, 2024 and July 2, 2023, such costs were directly attributable to legal costs incurred for the proceeds received from the representation and warranties insurance policies associated with the Tristar Business acquisition. Refer to Note 15 - Commitment and Contingencies for further details;
•Gain or loss from the early extinguishment of debt realized through the repurchase or early redemption of outstanding debt obligations, net write-off of unamortized deferred debt issuance costs, during the three and nine month periods ended June 30, 2024 and July 2, 2023. See Note 8 - Debt for further details;
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
•Unallocated shared costs reflect the costs associated with certain shared and center-led administrative functions such as information technology, human resources, finance and accounting, supply chain and commercial operations, supporting the HHI business during the period the Company owned and operated the business through the close of the HHI divestiture on June 20, 2023. Such costs are excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations in accordance of US GAAP, but reflected as part of income from continuing operations for all periods presented, and requiring retroactive adjustment for all periods presented. HHI was previously a segment of the consolidated group and was excluded from the consolidated Adjusted EBITDA since being recognized as discontinued operations. As a result, for all periods in which HHI was owned and operated by the Company, including comparable periods requiring retroactive adjustment, the adjustment is recognized to reconcile net income from continuing operations to Adjusted EBITDA of the remaining segments of the consolidated group. With the close of the HHI divestiture on June 20, 2023, there is no adjustment recognized as such shared costs are mitigated through income from TSAs during the transition period post-separation, with subsequent restructuring initiatives to rightsize extraneous costs. See Note 2 – Divestitures for further details;
•Non-cash gain from the remeasurement in the contingent consideration liability associated with the Tristar Business acquisition during the nine month period ended July 2, 2023;

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SEGMENT INFORMATION (continued)
•For the three and nine month periods ended July 2, 2023, the impact from the early settlement of foreign currency cash flow hedges during the year ended September 30, 2022, resulting in assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in excluded gains intended to mitigate costs during the year ending September 30, 2023; and
•Other adjustments are attributable to: (1) key executive severance and other one-time compensatory costs; and (2) non-recurring unusual insurable losses, including the receipt of related insurance proceeds.
Segment Adjusted EBITDA for the reportable segments for the three and nine month periods ended June 30, 2024 and July 2, 2023, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
GPC	$56.7	$53.6	$171.8	$137.1
H&G	43.3	38.6	71.8	51.4
HPC	11.8	11.4	56.3	22.7
Total segment adjusted EBITDA	111.8	103.6	299.9	211.2
Corporate	5.5	5.1	(3.1)	21.9
Interest expense	15.7	30.3	51.8	95.3
Depreciation	14.1	12.1	42.9	36.2
Amortization	11.1	10.5	33.4	31.4
Share based compensation	4.5	4.8	12.9	12.5
HHI divestiture and separation costs	0.9	4.0	3.0	6.9
HPC separation initiatives	5.4	0.5	8.5	4.0
Tristar integration	—	1.0	—	10.7
Fiscal 2023 and 2022 restructuring	0.1	0.9	0.9	6.0
Global ERP transformation	4.3	3.7	11.2	8.5
Russia closing initiative	(0.1)	0.2	—	2.9
Other project costs	0.3	1.9	0.5	13.7
Non-cash purchase accounting adjustments	0.2	0.5	1.1	1.4
Impairment of equipment and operating lease assets	5.1	3.6	5.6	8.1
Impairment of goodwill	—	111.1	—	111.1
Impairment of intangible assets	—	53.7	43.0	120.7
Representation and warranty insurance proceeds	—	—	(65.0)	—
Legal and environmental	0.8	1.5	2.2	1.5
Loss (gain) from early extinguishment of debt	2.2	8.6	(2.6)	8.6
HPC product recall	0.6	1.9	6.6	3.8
Unallocated shared costs	—	5.3	—	18.1
Gain from remeasurement of contingent consideration liability	—	—	—	(1.5)
Early settlement of foreign currency cash flow hedges	—	0.7	—	4.6
Other	(0.4)	—	0.3	5.0
Income (loss) from continuing operations before income taxes	$41.5	$(158.3)	$146.7	$(320.2)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 – EARNINGS PER SHARE
Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of share-based awards, as determined under the treasury stock method, and the Exchangeable Notes, as determined under the net share settlement method. From the time of the issuance of the Exchangeable Notes, the average market price of the Company’s common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the Exchangeable Notes. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and nine month periods ended June 30, 2024 and July 2, 2023, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share amounts)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$19.2	$(172.4)	$86.6	$(287.7)
(Loss) income from discontinued operations attributable to controlling interest, net of tax	(13.1)	2,031.6	9.6	2,072.4
Net income attributable to controlling interest	$6.1	$1,859.2	$96.2	$1,784.7
Denominator
Weighted average shares outstanding – basic	28.9	40.4	31.0	40.7
Dilutive shares	0.2	—	0.2	—
Weighted average shares outstanding – diluted	29.1	40.4	31.2	40.7
Earnings per share
Basic earnings per share from continuing operations	$0.66	$(4.27)	$2.79	$(7.06)
Basic earnings per share from discontinued operations	(0.45)	50.34	0.31	50.87
Basic earnings per share	$0.21	$46.07	$3.10	$43.81
Diluted earnings per share from continuing operations	$0.66	$(4.27)	$2.78	$(7.06)
Diluted earnings per share from discontinued operations	(0.45)	50.34	0.31	50.87
Diluted earnings per share	$0.21	$46.07	$3.09	$43.81
Weighted average number of anti-dilutive shares excluded from denominator	—	0.2	—	0.1

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
Unless the context indicates otherwise, the term the "Company," "we," "us," or "our" are used to refer to Spectrum Brands Holdings, Inc. and its subsidiaries collectively.
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
The following is a reconciliation of reported net sales to organic net sales for the three and nine month period ended June 30, 2024 compared to net sales for the three and nine month period ended July 2, 2023:

Three Month Periods Ended (in millions, except %)	June 30, 2024
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales July 2, 2023	Variance
GPC	$282.2	$1.2	$283.4	$272.3	$11.1	4.1%
H&G	211.0	(0.1)	210.9	186.6	24.3	13.0%
HPC	286.2	7.4	293.6	276.6	17.0	6.1%
Total	$779.4	$8.5	$787.9	$735.5	52.4	7.1%

Nine Month Periods Ended (in millions, except %)	June 30, 2024
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales July 2, 2023	Variance
GPC	$849.0	$(6.0)	$843.0	$846.5	$(3.5)	(0.4)%
H&G	443.7	(0.1)	443.6	411.3	32.3	7.9%
HPC	897.5	1.7	899.2	920.3	(21.1)	(2.3)%
Total	$2,190.2	$(4.4)	$2,185.8	$2,178.1	7.7	0.4%

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
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value, and the incremental value in operating lease assets with below market rent, among others. During the three and nine month periods ended June 30, 2024 and July 2, 2023, the Company recognized non-cash expense due to the incremental value recognized as part of the Tristar Business acquisition on right of use operating leases with below market rent;

•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets, when applicable. During the three month period ended June 30, 2024, the Company recognized impairment charges on a right of use operating lease asset associated with a HPC facility that was exited prior to the end of its term. See Note 6 - Property, Plant and Equipment in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further discussion. During the nine month period ended June 30, 2024, the Company recognized impairments of its Rejuvenate® and a non-core HPC tradename indefinite lived intangible assets, along with impairment charges on right of use operating lease assets associated with HPC distribution facilities that were exited prior to end of its term. See Note 7 - Goodwill and Intangibles and Note 6 - Property Plant and Equipment in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further discussion. During the three and nine periods ended July 2, 2023, the Company recognized impairment of indefinite lived intangible assets for its Rejuvenate® and PowerXL® indefinite lived tradenames, along with an impairment on idle equipment associated with the early exit of a GPC warehouse lease and impairments on right of use operating lease assets associated with GPC and HPC facilities that were exited prior to the end of their term;
•Gain realized from proceeds received on the representation and warranties insurance policies associated with the Tristar Business acquisition realized during the nine month period ended June 30, 2024. Refer to Note 15 - Commitment and Contingencies, in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity attributable to significant and unusual nonrecurring matters with no previous history or precedent. During the three and nine month periods ended June 30, 2024 and July 2, 2023, such costs were directly attributable to legal costs incurred for the proceeds received from the representation and warranties insurance policies associated with the Tristar Business acquisition. Refer to Note 15 - Commitment and Contingencies in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details;
•Gain or loss from the early extinguishment of debt realized through the repurchase or early redemption of outstanding debt obligations, net write-off of unamortized deferred debt issuance costs during the three and nine month periods ended June 30, 2024 and July 2, 2023. See Note 8 - Debt in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details;
•Incremental costs associated with the recognition of product recall costs incurred by the HPC segment in collaboration with the CPSC, initiated at the end of the year ended September 30 2022 and during the year ended September 30, 2023, resulting in the accrual and recognition of incremental costs for the recall, product returns from customers, write-off of inventory on hand, and other costs such as notification, shipping and handling, rework and destruction of affected products, and consumer refunds, as needed. Such costs are not recurring and directly attributable to the recall event, excluding all other costs associated with product warranty and returns. See Note 15 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details;
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
•Non-cash gain from the remeasurement in the contingent consideration liability associated with the Tristar Business acquisition during the nine month period ended July 2, 2023;
•For the three and nine month periods ended July 2, 2023, the impact from the early settlement of foreign currency cash flow hedges during the year ended September 30, 2022, resulting in assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in excluded gains intended to mitigate costs during the year ending September 30, 2023; and
•Other adjustments are attributable to: (1) key executive severance and other one-time compensatory costs; and (2) non-recurring unusual insurable losses, including the receipt of related insurance proceeds.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA, by segment, for the three month period ended June 30, 2024.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$48.0	$38.4	$(0.5)	$(66.8)	$19.1
Income tax expense	—	—	—	22.4	22.4
Interest expense	—	—	—	15.7	15.7
Depreciation	3.5	2.0	2.7	5.9	14.1
Amortization	5.6	2.9	2.6	—	11.1
EBITDA	57.1	43.3	4.8	(22.8)	82.4
Share based compensation	—	—	—	4.5	4.5
HHI separation costs	—	—	—	0.9	0.9
HPC separation initiatives	—	—	—	5.4	5.4
Fiscal 2023 and 2022 restructuring	—	—	0.1	—	0.1
Global ERP transformation	—	—	—	4.3	4.3
Russia closing initiatives	—	—	(0.1)	—	(0.1)
Other project costs	—	—	0.3	—	0.3
Non-cash purchase accounting adjustments	—	—	0.2	—	0.2
Impairment of operating lease asset	—	—	5.1	—	5.1
Legal and environmental	—	—	0.8	—	0.8
Loss from early extinguishment of debt	—	—	—	2.2	2.2
HPC product recall	—	—	0.6	—	0.6
Other	(0.4)	—	—	—	(0.4)
Adjusted EBITDA	$56.7	$43.3	$11.8	$(5.5)	$106.3
Net sales	$282.2	$211.0	$286.2	$—	$779.4
Net income (loss) from continuing operations margin	17.0%	18.2%	(0.2)%	—%	2.5%
Adjusted EBITDA margin	20.1%	20.5%	4.1%	—%	13.6%
The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA, by segment, for the three month period ended July 2, 2023.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$38.0	$26.2	$(156.5)	$(79.9)	$(172.2)
Income tax expense	—	—	—	13.9	13.9
Interest expense	—	—	—	30.3	30.3
Depreciation	4.1	1.8	2.8	3.4	12.1
Amortization	5.6	2.8	2.1	—	10.5
EBITDA	47.7	30.8	(151.6)	(32.3)	(105.4)
Share based compensation	—	—	—	4.8	4.8
HHI divestiture and separation costs	—	—	—	4.0	4.0
HPC separation initiatives	—	—	—	0.5	0.5
Tristar integration	—	—	1.0	—	1.0
Fiscal 2023 and 2022 restructuring	0.5	—	0.4	—	0.9
Global ERP transformation	—	—	—	3.7	3.7
Russia closing initiatives	—	—	0.2	—	0.2
Other project costs	0.2	—	1.4	0.3	1.9
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Impairment of equipment and operating lease assets	5.2	—	(1.6)	—	3.6
Impairment of goodwill	—	—	111.1	—	111.1
Impairment of intangible assets	—	8.0	45.7	—	53.7
Unallocated shared costs	—	—	—	5.3	5.3
Early settlement of foreign currency cash flow hedges	—	—	0.7	—	0.7
Legal and environmental	—	(0.2)	1.7	—	1.5
HPC product recall	—	—	1.9	—	1.9
Loss from early extinguishment of debt	—	—	—	8.6	8.6
Adjusted EBITDA	$53.6	$38.6	$11.4	$(5.1)	$98.5
Net sales	$272.3	$186.6	$276.6	$—	$735.5
Net income (loss) from continuing operations margin	14.0%	14.0%	(56.6)%	—%	(23.4)%
Adjusted EBITDA margin	19.7%	20.7%	4.1%	—%	13.4%

The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA, by segment, for the nine month period ended June 30, 2024.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$144.6	$18.3	$84.7	$(161.2)	$86.4
Income tax expense	—	—	—	60.3	60.3
Interest expense	—	—	—	51.8	51.8
Depreciation	10.6	5.9	8.1	18.3	42.9
Amortization	16.8	8.6	8.0	—	33.4
EBITDA	172.0	32.8	100.8	(30.8)	274.8
Share based compensation	—	—	—	12.9	12.9
HHI separation costs	—	—	—	3.0	3.0
HPC separation initiatives	—	—	—	8.5	8.5
Fiscal 2023 and 2022 restructuring	0.2	—	0.7	—	0.9
Global ERP transformation	—	—	—	11.2	11.2
Other project costs	(0.1)	—	0.3	0.3	0.5
Non-cash purchase accounting adjustments	—	—	1.1	—	1.1
Impairment of operating lease asset	—	—	5.6	—	5.6
Impairment of intangible assets	—	39.0	4.0	—	43.0
Representation and warranty insurance proceeds	—	—	(65.0)	—	(65.0)
Legal and environmental	—	—	2.2	—	2.2
Gain from early extinguishment of debt	—	—	—	(2.6)	(2.6)
HPC product recall	—	—	6.6	—	6.6
Other	(0.3)	—	—	0.6	0.3
Adjusted EBITDA	$171.8	$71.8	$56.3	$3.1	$303.0
Net sales	$849.0	$443.7	$897.5	$—	$2,190.2
Net income (loss) from continuing operations margin	17.0%	4.1%	9.4%	—%	3.9%
Adjusted EBITDA margin	20.2%	16.2%	6.3%	—%	13.8%
The following is a reconciliation of Net Income (Loss) From Continuing Operations to Adjusted EBITDA, by segment, for the nine month period ended July 2, 2023.

(in millions, except %)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$91.3	$(20.8)	$(198.2)	$(159.5)	$(287.2)
Income tax benefit	—	—	—	(33.0)	(33.0)
Interest expense	—	—	—	95.3	95.3
Depreciation	11.6	5.4	9.0	10.2	36.2
Amortization	16.6	8.6	6.2	—	31.4
EBITDA	119.5	(6.8)	(183.0)	(87.0)	(157.3)
Share based compensation	—	—	—	12.5	12.5
HHI divestiture and separation costs	—	—	—	6.9	6.9
HPC separation initiatives	—	—	—	4.0	4.0
Tristar integration	—	—	10.7	—	10.7
Fiscal 2023 and 2022 restructuring	2.6	0.2	2.8	0.4	6.0
Global ERP transformation	—	—	—	8.5	8.5
Russia closing initiatives	—	—	2.9	—	2.9
Other project costs	3.8	2.1	3.0	4.8	13.7
Non-cash purchase accounting adjustments	—	—	1.4	—	1.4
Impairment of equipment and operating lease assets	7.9	—	0.2	—	8.1
Impairment of goodwill	—	—	111.1	—	111.1
Impairment of intangible assets	—	56.0	64.7	—	120.7
Unallocated shared costs	—	—	—	18.1	18.1
Legal and environmental	—	(0.2)	1.7	—	1.5
Early settlement of foreign currency cash flow hedges	—	—	4.6	—	4.6
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—	(1.5)
HPC product recall	—	—	3.8	—	3.8
Loss from early extinguishment of debt	—	—	—	8.6	8.6
Other	3.3	0.1	0.3	1.3	5.0
Adjusted EBITDA	$137.1	$51.4	$22.7	$(21.9)	$189.3
Net sales	$846.5	$411.3	$920.3	$—	$2,178.1
Net income (loss) from continuing operations margin	10.8%	(5.1)%	(21.5)%	—%	(13.2)%
Adjusted EBITDA margin	16.2%	12.5%	2.5%	—%	8.7%

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
•Russia Closing Initiative - During the year ended September 30, 2022, the Company initiated the close of its commercial operations in Russia, predominantly supporting the HPC segment. The Company recognized impairment costs on working capital assets such as inventory and receivables that were not considered recoverable due to the restriction and suspension of commercial activity in Russia and has substantially liquidated all assets. Remaining costs primarily consist of administrative cost towards dissolution of the subsidiary.
In addition to the initiatives discussed above, the Company regularly engages in other initiatives that may incur incremental costs which may not result in a realized transaction or are less significant initiatives and therefore have been separately disclosed and recognized as other project costs. The following is a summary of incremental costs for the three and nine month periods ended June 30, 2024 and July 2, 2023.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
HHI divestiture and separation costs	$0.9	$4.0	$3.0	$6.9
HPC separation initiatives	5.4	0.5	8.5	4.0
Tristar integration	—	1.0	—	10.7
Fiscal 2023 and 2022 restructuring	0.1	0.9	0.9	6.0
Global ERP transformation	4.3	3.7	11.2	8.5
Russia closing initiative	(0.1)	0.2	—	2.9
Other project costs	0.3	1.9	0.5	13.7
Total	$10.9	$12.2	$24.1	$52.7
Reported as:
Net sales	$—	$—	$—	$(1.0)
Cost of goods sold	—	0.5	—	5.1
Selling, general and administrative	10.9	11.7	24.1	48.6
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
•On October 19, 2023 the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"), refinancing the Company's previous credit agreement, extending maturity to October 19, 2028 and reduced capacity of the Revolver Facility to $500.0 million.
•On May 23, 2024, the Company completed its offering of $350.0 million principal amount of 3.375% Exchangeable Senior Notes due June 1, 2029 (the "Exchangeable Notes"), recognizing $11.9 million of fees and expenses which were capitalized as debt issuance costs and will be amortized over the term of the Exchangeable Notes.
•Concurrent with the issuance of the Exchangeable Notes, during the three month period ended June 30, 2024, the Company completed a tender offer of $1,160.5 million, including accrued and unpaid interest, on the aggregate outstanding principal balance of the 4.00% Senior Notes due 2026 (the “2026 Notes”), the 5.00% Senior Notes due 2029, the 5.50% Senior Notes due 2030, and the 3.875% Senior Notes due 2031 (the “2031 Notes”) (collectively, the “Tendered Notes”) and redeemed the remaining outstanding principal balance of the 2026 Notes, resulting in the reduction of the principal debt balance of $1,174.4 million and recognition of a loss on early extinguishment of $2.2 million during the three month period ended June 30, 2024, net of the write-off of unamortized debt issuance costs.
•During the nine month period ended June 30, 2024, the Company repurchased outstanding bonds at a discount recognizing a gain on extinguishment of $4.7 million, net write-off of unamortized debt issuance costs.
See Note 8 - Debt in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for additional detail regarding debt and financing activity.

Inflation, Supply Chain and Macroeconomic Environment.
The Company has experienced an inflationary environment on a global basis in the wake of the COVID-19 pandemic, geopolitical instability and supply chain constraints such as labor shortages, increased freight and distribution costs from transportation and logistics, higher commodity costs, rising energy pricing, and foreign currency volatility. Together with labor shortages and higher demand for talent, the current economic environment has driven higher wages. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. In response to inflation, our segments have taken pricing actions to address rising costs and foreign currency fluctuations to mitigate impacts to our margins. We can provide no assurance that such mitigation will be available in the future.
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

Consolidated Results of Operations
The following is summarized consolidated results of operations for the three and nine month periods ended June 30, 2024 and July 2, 2023.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 30, 2024	July 2, 2023			June 30, 2024	July 2, 2023
Net sales	$779.4	$735.5	$43.9	6.0%	$2,190.2	$2,178.1	$12.1	0.6%
Gross profit	302.8	263.5	39.3	14.9%	821.2	679.9	141.3	20.8%
Selling, general & administrative	255.1	223.4	31.7	14.2%	694.6	671.4	23.2	3.5%
Impairment of goodwill	—	111.1	(111.1)	n/m	—	111.1	(111.1)	n/m
Impairment of intangible assets	—	53.7	(53.7)	n/m	43.0	120.7	(77.7)	(64.4)%
Representation and warranty insurance proceeds	—	—	—	n/m	(65.0)	—	(65.0)	n/m
Gain from remeasurement of contingent consideration liability	—	—	—	n/m	—	(1.5)	1.5	n/m
Interest expense	15.7	30.3	(14.6)	(48.2)%	51.8	95.3	(43.5)	(45.6)%
Interest income	(13.4)	(5.4)	(8.0)	148.1%	(54.3)	(5.6)	(48.7)	869.6%
Loss (gain) from early extinguishment of debt	2.2	8.6	(6.4)	(74.4)%	(2.6)	8.6	(11.2)	n/m
Other non-operating expense, net	1.7	0.1	1.6	n/m	7.0	0.1	6.9	n/m
Income tax expense (benefit)	22.4	13.9	8.5	61.2%	60.3	(33.0)	93.3	n/m
Net income (loss) from continuing operations	19.1	(172.2)	191.3	n/m	86.4	(287.2)	373.6	n/m
(Loss) income from discontinued operations, net of tax	(13.1)	2,031.8	(2,044.9)	n/m	9.6	2,072.7	(2,063.1)	(99.5)%
Net income	6.0	1,859.6	(1,853.6)	(99.7)%	96.0	1,785.5	(1,689.5)	(94.6)%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and nine month periods ended June 30, 2024 and July 2, 2023, and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 30, 2024	July 2, 2023			June 30, 2024	July 2, 2023
GPC	$282.2	$272.3	$9.9	3.6%	$849.0	$846.5	$2.5	0.3%
H&G	211.0	186.6	24.4	13.1%	443.7	411.3	32.4	7.9%
HPC	286.2	276.6	9.6	3.5%	897.5	920.3	(22.8)	(2.5)%
Net Sales	$779.4	$735.5	43.9	6.0%	$2,190.2	$2,178.1	12.1	0.6%

(in millions)	Three Month Periods Ended	Nine Month Periods Ended
Net Sales for the period ended July 2, 2023	$735.5	$2,178.1
Increase (decrease) in GPC	11.1	(3.5)
Increase in H&G	24.3	32.3
Increase (decrease) in HPC	17.0	(21.1)
Foreign currency impact, net	(8.5)	4.4
Net Sales for the period ended June 30, 2024	$779.4	$2,190.2

Three Month Period Ended June 30, 2024	Volume	Price	Foreign Currency	Total	Organic
GPC	4.0%	0.1%	(0.5)%	3.6%	4.1%
H&G	11.9%	1.1%	0.1%	13.1%	13.0%
HPC	7.5%	(1.4)%	(2.6)%	3.5%	6.1%
Total	7.3%	(0.2)%	(1.1)%	6.0%	7.1%

Nine Month Period Ended June 30, 2024	Volume	Price	Foreign Currency	Total	Organic
GPC	0.1%	(0.5)%	0.7%	0.3%	(0.4)%
H&G	7.4%	0.5%	—%	7.9%	7.9%
HPC	(2.6)%	0.3%	(0.2)%	(2.5)%	(2.3)%
Total	0.4%	—%	0.2%	0.6%	0.4%
Refer to the segment financial data section below for further discussion on net sales results.
Gross Profit. The following is a summary of the gross profit and gross profit margin for the three and nine month periods ended June 30, 2024 and July 2, 2023, respectively, and the principal factors contributing to the change for the three and nine month periods.

	Three Month Periods Ended					Nine Month Periods Ended
(in millions, except %)	June 30, 2024	July 2, 2023	Variance			June 30, 2024	July 2, 2023	Variance
Gross Profit	$302.8	$263.5	$39.3		14.9%	$821.2	$679.9	$141.3		20.8%
Gross Profit Margin	38.9%	35.8%	310	bps		37.5%	31.2%	630	bps

	Three Month Period Ended			Nine Month Periods Ended
(in millions, except margin)	Gross Profit	Margin		Gross Profit	Margin
Price	$(1.4)	(10)	bps	$0.1	—	bps
Mix	(2.7)	(20)	bps	2.3	10	bps
Volume	18.0	140	bps	11.2	50	bps
Cost changes	26.7	210	bps	130.1	570	bps
Product recalls	0.3	—	bps	(2.9)	(10)	bps
Restructuring and optimization initiatives	0.4	—	bps	1.2	10	bps
Foreign exchange rates	(2.0)	(10)	bps	(0.7)	—	bps
Change in gross profit and gross profit margin	$39.3	310	bps	$141.3	630	bps
Gross profit and margin increases during the three and nine month periods are predominantly due to the lower cost inventory in the current periods with higher inflated inventoried costs that were realized during the prior periods and improved volume further contributing gross profit and margins. Price and mix did not substantively impact gross profit within the three and nine month periods, with some benefit realized within the nine month period from SKU rationalization initiatives earlier in the prior year and overall reduction in excess inventory sales. The impact from product recalls is due to a reissued product safety recall with the CPSC recognized during the nine period ended June 30, 2024, further discussed in Note 15 - Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Gross profit was also further benefited by the reduced costs towards restructuring and optimization initiatives.

Selling, general and administrative. The following summarizes the selling, general & administrative costs for the three and nine month periods ended June 30, 2024 and July 2, 2023, respectively, including amounts as a percentage of net sales for each respective period.

Three Month Periods Ended (in millions, except %)	June 30, 2024	% of Net Sales	July 2, 2023	% of Net Sales	Variance
Sales, marketing & advertising	$94.2	12.1%	$66.2	9.0%	$28.0	42.3%
Distribution	71.8	9.2%	70.8	9.6%	1.0	1.4%
General & administrative	71.3	9.2%	69.6	9.5%	1.7	2.4%
Research & development	6.8	0.9%	5.3	0.7%	1.5	28.3%
Strategic transaction, restructuring and optimization	11.0	1.4%	11.5	1.6%	(0.5)	(4.3)%
Total selling, general & administrative	$255.1	32.7%	$223.4	30.4%	31.7	14.2%

Nine Month Periods Ended (in millions, except %)	June 30, 2024	% of Net Sales	July 2, 2023	% of Net Sales	Variance
Sales, marketing & advertising	$242.1	11.1%	$195.7	9.0%	$46.4	23.7%
Distribution	199.4	9.1%	205.7	9.4%	(6.3)	(3.1)%
General & administrative	210.3	9.6%	206.5	9.5%	3.8	1.8%
Research & development	18.6	0.8%	16.6	0.8%	2.0	12.0%
Strategic transaction, restructuring and optimization	24.2	1.1%	46.9	2.2%	(22.7)	(48.4)%
Total selling, general & administrative	$694.6	31.7%	$671.4	30.8%	23.2	3.5%
The increase in sales, marketing and advertising costs for both the three and nine month periods are due to the Company's investment towards brand marketing and advertising initiatives across all segments plus increased incentive compensation costs from higher than expected operating performance results. Distribution costs for the three month period were consistent to the prior year, but decreased relative to sales due to improved optimization and fulfillment at our distribution centers. Distribution costs for the nine month period decreased due to the improved optimization and fulfillment and decreased outbound freight costs compared to the prior nine month period. General & administrative costs for the three and nine month periods increased due to increased incentive compensation costs, partially offset by lowered overhead costs from prior year restructuring initiatives and decrease in bank fees related to reduced factoring on trade receivables. Increased research & development costs for the three and nine month periods are from the additional investment in new product development and innovation across all segments. Strategic transaction, restructuring and optimization costs for the three month period is consistent to the prior year with the close of the HHI divestiture in June 2023 compared to HPC separation initiatives in the current period. Strategic transaction, restructuring and optimization costs decreased due to reduced restructuring initiative spending with the completion of Tristar Business integration and other non-recurring HPC transformation initiatives that were not recurring in the current period.
Impairment of Goodwill and Intangible Assets. Impairment of goodwill and intangible assets during the three month period ended July 2, 2023 was attributable to the impairment of the HPC reporting unit goodwill and the impairment of indefinite lived intangible assets associated with the Rejuvenate®, PowerXL® and George Foreman® tradenames without comparative impairment charges recognized in the three month period ended June 30, 2024. Impairment of intangible assets during the nine month period ended June 30, 2024 was attributable to triggering events earlier in the year resulting in impairment charges for the Rejuvenate® tradename and a non-core strategic tradename with impairment charges from the HPC reporting unit goodwill and the indefinite lived intangible assets for the Rejuvenate®, PowerXL® and George Foreman® tradenames realized in the prior year during the nine month period July 2, 2023. See Note 7 - Goodwill and Intangible Assets in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Representation and Warranty Insurance Proceeds. During the nine month period ended June 30, 2024, the Company recognized a gain of $65.0 million from its representation and warranty insurance policy associated with the Tristar Business acquisition. See Note 15 - Commitments and Contingencies in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Interest Expense. Interest expense decreased during the three and nine month periods due to reduced debt borrowings following the close of the HHI divestiture in the prior year, plus the issuance of the Exchangeable Notes and tender offer and bond redemption during the three month period ended June 30, 2024, further reducing the outstanding principal balance and average borrowing rates during the three and nine month periods. See Note 8 - Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Interest Income. Interest income increased due to interest on term deposits entered into using cash proceeds from the closing of the HHI divestiture in the prior year, with reduced term deposits following the previously discussed tender offer and bond redemption during the three month period ended June 30, 2024 .
Loss (Gain) from early extinguishment of debt. During the three month period ended June 30, 2024, the Company recognized a net loss on the extinguishment of debt associated with the tender offer and bond redemption, whereas during the nine the period ended June 30, 2024 the Company recognized a gain from discounts realized on the repurchase of debt earlier in the year, partially offset by the loss on extinguishment associated with the tender offer and bond redemption. See Note 8 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail. Loss on early extinguishment of debt in the prior periods were attributable to the pay down of an outstanding term loan following the close of the HHI divestiture in June 2023.
Other Non-Operating Expense (Income), Net. Other non-operating income is primarily due to changes in foreign currency compared to the prior year.
Income Taxes. Our estimated annual effective tax rate was impacted by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, state income taxes, and certain nondeductible expenses.
Income From Discontinued Operations. Income or loss attributable to discontinued operations in the prior period primarily reflect the income from the discontinued operations of the HHI segment as the divestiture was completed in the prior year on June 20, 2023. Income attributable to discontinued operations in the current period primarily reflect changes to indemnifications associated with the divested businesses and related tax provision adjustments. See Note 2 - Divestitures in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such a subsidiary’s net income or loss for the period and the percentage interest not owned by the Company.

Segment Financial Data
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	June 30, 2024	July 2, 2023				June 30, 2024	July 2, 2023
Net sales	$282.2	$272.3	$9.9		3.6%	$849.0	$846.5	$2.5		0.3%
Segment net income	48.0	38.0	10.0		26.3%	144.6	91.3	53.3		58.4%
Segment net income margin	17.0%	14.0%	300	bps		17.0%	10.8%	620	bps
Adjusted EBITDA	$56.7	$53.6	$3.1		5.8%	$171.8	$137.1	$34.7		25.3%
Adjusted EBITDA margin	20.1%	19.7%	40	bps		20.2%	16.2%	400	bps
Net sales increased for the three month period from higher volumes through incremental distribution in e-commerce and the food and drug channels with some softness in mass retail. Volume growth was predominantly focused on consumables for both companion animal, including chews and treats and dog and cat food, and aquatics nutrition and consumables, partially offset by decreases in hard goods, such aquatic kits and environments. Volumes for the nine month period were adversely impacted by the decision to exit non-strategic categories and lower margin SKUs in the prior year, positively impacting mix and profitability for the nine month period. Organic net sales for the three month period ended June 30, 2024 increased $11.1 million, or 4.1%, excluding an unfavorable foreign currency impact of $1.2 million. Organic net sales for the nine month period decreased $3.5 million, or 0.4%, excluding a favorable foreign currency impact of $6.0 million.
Segment net income and adjusted EBITDA for the three month period increased due to higher volume with improved margins from lower cost inventory compared to the prior period, and favorable mix, partially offset by increased investment in marketing and advertising and unfavorable foreign currency. Segment net income, adjusted EBITDA and margins for the nine month period increased due to lower cost inventory, positive product and channel mix, operating cost improvements due to savings from prior year initiatives, partially offset by increased investment in marketing and advertising and unfavorable foreign currency.
Home & Garden

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	June 30, 2024	July 2, 2023				June 30, 2024	July 2, 2023
Net sales	$211.0	$186.6	$24.4		13.1%	$443.7	$411.3	$32.4		7.9%
Segment net income (loss)	38.4	26.2	12.2		46.6%	18.3	(20.8)	39.1		n/m
Segment net income (loss) margin	18.2%	14.0%	420	bps		4.1%	(5.1)%	920	bps
Adjusted EBITDA	$43.3	$38.6	$4.7		12.2%	$71.8	$51.4	$20.4		39.7%
Adjusted EBITDA margin	20.5%	20.7%	(20)	bps		16.2%	12.5%	370	bps
Net sales increased during the three and nine month periods due to higher volume predominantly in the Controls product category and our indoor insect control products, with increased spring seasonal sales compared to the prior year. Favorable weather trends, with improved temperatures and precipitation levels during the three month period, drove increased retail traffic and accelerated replenishment distribution with larger home center and mass retail partners from allocated off-shelf and promotional space for these product categories. Volumes also increased in the Repellent product category with retailers with improved correlation between POS and retail orders compared to prior year distribution. Volume increases were partially offset by the decline in our Cleaning category during the three and nine month periods with soft consumer demand for certain product lines in this category and retail distribution losses. Late warmer fall weather extended the selling season in the prior year and further contributed to higher sales during the nine month period.
Segment net loss, adjusted EBITDA the three and nine month period improved due to higher sales volume, with improved gross profit margins from reduced material and input costs and manufacturing efficiencies carrying into the fiscal year, plus reduced operating cost overhead due to savings from prior year initiatives, partially offset by additional investments in marketing and advertising and product innovation. Segment net income for the nine month period ended June 30, 2024 was further impacted by a $39.0 million impairment charge on the Rejuvenate® indefinite lived intangible asset earlier in the year. Segment net loss for the three and nine month periods ended July 2, 2023 were further impacted by impairment charges of $8.0 million and $56.0 million, respectively, on the Rejuvenate® indefinite lived intangible asset.

Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	June 30, 2024	July 2, 2023				June 30, 2024	July 2, 2023
Net sales	$286.2	$276.6	$9.6		3.5%	$897.5	$920.3	$(22.8)		(2.5)%
Segment net (loss) income	(0.5)	(156.5)	156.0		n/m	84.7	(198.2)	282.9		n/m
Segment net (loss) income margin	(0.2)%	(56.6)%	5,640	bps		9.4%	(21.5)%	3,090	bps
Adjusted EBITDA	$11.8	$11.4	$0.4		3.5%	$56.3	$22.7	$33.6		148.0%
Adjusted EBITDA margin	4.1%	4.1%	—	bps		6.3%	2.5%	380	bps
n/m = not meaningful
Net sales increased for the three month period was due to increased volume in personal care and home and kitchen product categories with increase in distribution in through continued growth in e-commerce and new product listings in NA with mass retail customers. Net sales for the nine month decreased from lower volumes in kitchen appliances during the first half of the fiscal year from reduced placements in NA from the prior year, influenced by category decline and exit of lower performance and reduced margin SKUs in the prior year, partially offset by volume growth in personal care on a global basis and overall higher volume distribution through e-commerce channels, plus opportunistic sales when a competitor filed for bankruptcy further benefiting the nine month period. Organic net sales for the three month period increased $17.0 million, or 6.1%, excluding a unfavorable foreign currency impact of $7.4 million. Organic net sales for the nine month period decreased $21.1 million, or 2.3%. excluding unfavorable foreign currency impact of $1.7 million.
Segment net loss and margin decreased with an increase in Adjusted EBITDA and margin for the three month period from improved gross profit margin realization due to lower cost inventory compared to the prior year, cost improvement initiatives, partially offset by additional investments in marketing and advertising, unfavorable mix and pricing. Segment net income, Adjusted EBITDA, and margins increased for the nine month period increased due to lower cost investment, cost improvement initiatives, and improved profitability through SKU rationalization and reduced excess inventory sales, plus reduced operating cost overhead due to savings from prior year initiatives, partially offset by additional investments in marketing and advertising and product innovation. Segment net income (loss) for the the three and nine month periods ended June 30, 2024 were further benefited by lower restructuring and integration costs, impairment charges in the prior year for the reporting unit goodwill of $111.1 million, along with impairment of intangible assets of $45.0 million and $64.7 million, for the respective periods, and recognition of proceeds from representation and warranty insurance policies of $65.0 million during the nine month period ended June 30, 2024,

Liquidity and Capital Resources
The following is a summary of cash flow from continuing operations for the nine month periods ended June 30, 2024 and July 2, 2023, respectively.

Nine Month Periods Ended (in millions)	June 30, 2024	July 2, 2023
Operating activities	$178.4	$72.5
Investing activities	885.0	4,293.3
Financing activities	(1,563.9)	(1,706.3)
Cash Flows from Operating Activities
Cash flows provided by continuing operations increased $105.9 million, due to improved cash flow generated by working capital with improved sales and gross profit realization, lower cost inventory, lower cost for strategic transaction, restructuring and optimization initiatives, lower cash interest and the receipt of $65.0 million in representation and warranty insurance proceeds. See Note 15 - Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further discussion on the representation and warranty proceeds.
Cash Flows from Investing Activities
Cash flows provided by investing activities for continuing operations decreased $3,408.3 million, primarily from the recognition of $4,334.7 million in proceeds from the completion of the HHI divestiture in the prior period on June 20, 2023, partially offset by the investment activity of short-term investments used to fund the tender offer and bond redemption in the current period, with the recognition of a $26.9 million payment in the current period for the final purchase price settlement on the HHI divestiture, in accordance with the Purchase Agreement. See Note 2 - Divestitures within Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly report for further discussion on the HHI divestiture.
Cash Flows from Financing Activities
Cash flows used by financing activities for continuing operations decreased $142.4 million due to the issuance of $350.0 million Exchangeable Notes offset by the premium paid towards the associated capped call transactions, higher level of payment on outstanding debt from the tender call and bond redemption, market repurchase of bonds and the continued high level of treasury share repurchasing. Refer to Note 8 – Debt and Note 11 - Shareholders' Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information. There was no issuance of common stock, other than through the Company’s share-based compensation plans and which is recognized as non-cash financing activity. During the nine month periods ended June 30, 2024 and July 2, 2023, the Company made cash dividend payments of $38.8 million, or $0.42 per share, and $51.6 million, or $0.42 per share, respectively, which decreased due to the lower outstanding shares attributable to the treasure share repurchase activity in the current period.

Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. We believe the operating cash flow based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of June 30, 2024, the Company had borrowing availability of $490.4 million, net of outstanding letters of credit, under our credit facility.
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
The Company had a high level of cash reserves due to the cash proceeds from the HHI divestiture. The Company has temporarily invested a portion of its cash in short-term investments until such expenditures are considered required or necessary to the Company in executing its strategic plans and initiatives, including any further debt reduction and share buybacks.
The Company has substantially decreased its outstanding debt with the early extinguishment of debt following the receipt of proceeds from the completion of the HHI divestiture in June 2023 through various redemptions and repurchase transactions. See Note 8 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. The Company may make additional repayments on its remaining outstanding debt obligations in the future, which may include repayments, redemptions, repurchases, refinancing or exchanges of our outstanding Senior Notes, any of which will be dependent on various factors, including market conditions. Any such repurchases may be affected through a variety of means, including privately negotiated transactions, market transactions, tender offers, redemptions or as otherwise required or permitted by the instruments covering the Company's outstanding indebtedness.
The Company has also continued to repurchase common shares during the three and nine period ended June 30, 2024. See Note 11 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. We may, from time to time, seek to repurchase additional shares of our common stock and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At June 30, 2024, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 3.375% Notes, and the 3.875% Notes, due March 15, 2031.
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
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. The Company has temporarily suspended its receivable factoring activity. Additionally, the Company facilitates a voluntary supply chain financing program to provide suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for additional details. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution and continue to be recognized as Accounts Payable on the Company's Condensed Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.
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
Guarantor Statements
SBI has issued the 3.375% Notes under the 2029 Indenture and the 3.875% Exchangeable Notes under the 2031 Indentures (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Spectrum Brands Holdings, Inc., as parent guarantor, and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries. See Note 8 - Debt within the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 12 - Debt within the Notes to the Consolidated Financial Statements included elsewhere in our Annual Report within the Form 10-K for the year ended September 30, 2023.
The following financial information consists of summarized financial information of the Obligor, presented on a combined basis. The “Obligor” consists of the financial statements of SBI as the debt issuer, Spectrum Brands Holdings, Inc. as the parent guarantor, and the domestic subsidiaries of SBI as subsidiary guarantors. Intercompany balances and transactions between SBI and the guarantors have been eliminated. Investments in non-guarantor subsidiaries and the earnings or losses from those non-guarantor subsidiaries have been excluded.

	Nine Month Period Ended	Year Ended
(in millions)	June 30, 2024	September 30, 2023
Statements of Operations Data
Third party net sales	$1,361.7	$1,842.1
Intercompany net sales to non-guarantor subsidiaries	8.7	11.1
Net sales	1,370.4	1,853.2
Gross profit	494.0	542.1
Operating income (loss)	40.0	(324.7)
Net (loss) income from continuing operations	(21.1)	2.8
Net income	1.4	2,009.0
Net income attributable to controlling interest	1.4	2,009.0
Statements of Financial Position Data
Current Assets	$1,177.2	$2,792.0
Noncurrent Assets	4,018.5	5,199.8
Current Liabilities	859.5	1,490.0
Noncurrent Liabilities	945.8	1,862.9
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of June 30, 2024 and September 30, 2023 are as follows:

(in millions)	June 30, 2024	September 30, 2023
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$128.2	$138.9
Long-term receivable from non-guarantor subsidiaries	45.9	104.0
Current payable to non-guarantor subsidiaries	49.1	283.6
Long-term debt with non-guarantor subsidiaries	21.7	2.0

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the nine month period ended June 30, 2024. During the three month period ended June 30, 2024, the Company fully redeemed the outstanding principal balance of its Euro-denominated 4.00% Notes, which was recorded in a U.S. Dollar functional entity and held as a net investment hedge of the translation of the Company's net investments in Euro-denominated subsidiaries. Net unrealized gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries and the cumulative unrealized gain of $11.9 million related to the net investment hedge will remain in AOCI until a liquidation event or deconsolidation of the underlying Euro denominated subsidiaries. For additional information, refer to Note 8 - Debt and Note 9 - Derivatives to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company's 2023 Annual Report.

Item 4.    Controls and Procedures
Spectrum Brands Holdings, Inc.
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the nine month period ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
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
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our 2023 Annual Report, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. We believe that as of June 30, 2024, there have been no material changes in our risk factors from those disclosed in Item 1A of our 2023 Annual Report, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. The risk factors set forth below supplement the risk factors previously disclosed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2023 and our Quarterly Reports on Form 10-Q.
Risks Related to our Business Operations
Our plans to separate our HPC business into an independent, publicly traded company may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
We plan to divest of our HPC business through a sale or spin of the segment. A spin off would be through a pro rata distribution of shares to our common stockholders and the recognition of two distinct and independent, publicly traded companies. The proposed spin is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. As independent, publicly traded companies, each of the resulting companies will be smaller and less diversified than the existing company, with a narrower business focus, and they may be more vulnerable to changing market conditions.

We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the separation, or such benefits may be delayed or not occur at all. We may experience negative reactions from financial markets if we do not complete the separation in a reasonable time period, or at all. Following the proposed separation, the combined value of the shares of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred. In addition, the cost and resources required to effectuate the separation may be significantly higher than what we currently anticipate.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

Risks Related to Indebtedness and Financing Abilities
Servicing our existing and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to settle exchanges of the Exchangeable Notes in cash, repay the Exchangeable Notes at maturity, or repurchase the Exchangeable Notes as required following a fundamental change.
In May 2024, Spectrum Brands, Inc. (“SBI”) issued $350.0 million aggregate principal amount of Exchangeable Notes, which are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SBH and, subject to certain exceptions, each of SBI’s existing and future domestic subsidiaries that guarantee other debt securities issued by SBI or SBH in the form of senior unsecured notes or convertible or exchangeable notes. Prior to March 1, 2029, the Exchangeable Notes are exchangeable at the option of the holders only under certain conditions or upon occurrence of certain events as described in Note 8 - Debt within the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q. Upon any exchange of the Exchangeable Notes, SBI is required to settle the principal amount (or, if less, the conversion value) of the Exchangeable Notes in cash upon any exchange of the Exchangeable Notes. As a result, if holders of the Exchangeable Notes elect to exchange their Exchangeable Notes, SBI will be required to make cash payments in respect of the Exchangeable Notes being exchanged. Holders of the Exchangeable Notes also have the right to require SBI to repurchase all or a portion of their Exchangeable Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Exchangeable Notes) at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any. If the Exchangeable Notes have not previously been exchanged, redeemed or repurchased, SBI will be required to repay the outstanding principal amount of the Exchangeable Notes, plus accrued and unpaid interest, if any, in cash at maturity. The Exchangeable Notes are scheduled to mature on June 1, 2029.
SBI’s ability to make required cash payments in connection with exchanges of the Exchangeable Notes, repurchase the Exchangeable Notes in the event of a fundamental change, or to repay or refinance the Exchangeable Notes at maturity will depend on market conditions and our past and expected future performance, which is subject to economic, financial, competitive, and other factors beyond our and SBI’s control. We also may not use the cash proceeds we raised through the issuance of the Exchangeable Notes in an optimally productive and profitable manner.
In addition, SBI’s ability to repurchase or pay cash upon exchange or at maturity of the Exchangeable Notes may be limited by law, regulatory authority or the terms of our other then-existing indebtedness. SBI’s failure to repurchase Exchangeable Notes following a fundamental change or to pay cash upon exchange or at maturity of the Exchangeable Notes as required by the indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under our senior credit facility, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, SBI and/or the guarantors party to the indenture governing the Exchangeable Notes may not have sufficient funds to repay the indebtedness and repurchase the Exchangeable Notes or to pay cash upon exchange or at maturity of the Exchangeable Notes.
The capped call transactions we entered into in connection with the issuance of the Exchangeable Notes may affect the value of our common stock.
In connection with the issuance of the Exchangeable Notes, we entered into privately negotiated capped call transactions with various option counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock initially underlying the Exchangeable Notes. The Capped Calls are expected generally to reduce the potential dilution to our common stock and/or offset any potential cash payments we are required to make in excess of the principal amount upon any exchange of the Exchangeable Notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price, which is currently approximately $159.36 per share of our common stock.
From time to time, the counterparties to the Capped Calls (the “option counterparties”) or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Exchangeable Notes. This activity could also cause or prevent an increase or a decrease in the market price of our common stock or the Exchangeable Notes.
Aspects of the Capped Calls may not operate as planned and may affect the value of the Exchangeable Notes and our common stock, and we are subject to counterparty credit risk with respect to the Capped Calls.
In connection with the pricing of the Exchangeable Notes, we entered into the Capped Calls. Please refer to Note 8 - Debt within the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q. The Capped Calls are expected generally to reduce the potential dilution to our common stock and/or offset any potential cash payments we are required to make in excess of the principal amount upon any exchange of the Exchangeable Notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are complex transactions that are not part of the terms of the Exchangeable Notes and may not operate as planned. If the Capped Calls do not operate as we intend, it may have an effect on the price of the Exchangeable Notes or our common stock.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following any exchange of the Exchangeable Notes, any repurchase of the Exchangeable Notes by us on any fundamental change repurchase date or any redemption date, or, if we exercise our option to terminate the relevant portion of the Capped Calls, any other date on which the Exchangeable Notes are retired by us. This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Exchangeable Notes, which could affect the ability of a holder to exchange the Exchangeable Notes and, to the extent the activity occurs during any observation period related to an exchange of Exchangeable Notes, could affect the number of shares of common stock, if any, and value of the consideration that a holder will receive upon exchange of the Exchangeable Notes.
The option counterparties are financial institutions, and we are subject to the risk that they might default under the Capped Calls. Our exposure to the credit risk of the option counterparties is not secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.
The conditional exchange feature of the Exchangeable Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional exchange feature of the Exchangeable Notes is triggered, holders of the Exchangeable Notes will be entitled to exchange the Exchangeable Notes at any time during specified periods at their option. If one or more holders elect to exchange their Exchangeable Notes, SBI would be required to settle any exchanged principal amount of such Exchangeable Notes through the payment of cash, which could adversely affect our and/or SBI’s liquidity. In addition, even if holders do not elect to exchange their Exchangeable Notes, SBI could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Exchangeable Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for the Exchangeable Notes could adversely affect our financial condition and results.
We have adopted accounting guidance that simplifies the accounting for convertible debt that may be settled in cash. As a result, the Exchangeable Notes are recorded on our balance sheet at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. Additionally, we apply the if-converted method to the Exchangeable Notes in calculating earnings per share, which may reduce our reported diluted earnings per share to the extent that the exchange value of the Exchangeable Notes of such Exchangeable Notes exceeds their principal amount.
Because SBI must settle at least a portion of the Exchangeable Notes in cash, the exchange of the Exchangeable Notes could materially and adversely affect our and SBI’s financial position and liquidity. Before March 1, 2029, holders of the Exchangeable Notes will have the right to exchange their Exchangeable Notes only upon the occurrence of certain events. From and after March 1, 2029, holders of the Exchangeable Notes may exchange their Exchangeable Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. However, many of the conditions that permit the exchange of the Exchangeable Notes before March 1, 2029 are beyond our and SBI’s control. SBI could be required to expend a significant amount of cash to settle exchanges, which could significantly harm our and SBI’s financial position and liquidity.
We cannot be sure whether changes may be made to the current accounting standards related to the Exchangeable Notes, or otherwise, that could have a material effect on our reported financial results.
Provisions in the indenture for the Exchangeable Notes may deter or prevent a strategic transaction that may be favorable to you.
If a fundamental change occurs prior to the maturity date of the Exchangeable Notes, subject to a limited exception, holders of the Exchangeable Notes will have the right, at their option, to require SBI to repurchase all or a portion of their Exchangeable Notes. In addition, if a “make-whole fundamental change” (as defined in the indenture governing the Exchangeable Notes) occurs prior the maturity date, SBI will in some cases be required to increase the exchange rate for a holder that elects to exchange all or a portion of its Exchangeable Notes in connection with such make-whole fundamental change. Furthermore, the Exchangeable Notes indenture will prohibit SBI from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes SBI’s obligations under the Exchangeable Notes. These and other provisions in the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that you may view as favorable.
The issuance of additional stock, including common stock delivered upon exchange of the Exchangeable Notes, will dilute all other shareholders.
The issuance of additional stock in connection with acquisitions, financings, our equity incentive plans, the Exchangeable Notes, or otherwise will dilute all other shareholders. Our restated certificate of incorporation authorizes us to issue up to two hundred million shares of common stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our shareholders. We intend to continue to evaluate strategic acquisitions or opportunities in the future. We may pay for such acquisitions or opportunities, in part or in full, through the issuance of additional equity securities. Further, the exchange of some or all of the Exchangeable Notes will dilute the ownership interests of existing shareholders to the extent SBI delivers shares of our common stock upon exchange of any of the Exchangeable Notes.
The issuance, delivery or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and the Exchangeable Notes.
SBI or we may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable or exchangeable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved shares of our common stock, which are available for issuance or delivery in the future under our equity incentive plan. The indenture for the Exchangeable Notes will not restrict our or SBI’s ability to issue additional equity securities in the future. If SBI delivers or we issue additional shares of our common stock or rights to acquire shares of our common stock, if any, or if our existing stockholders sell a substantial amount of our common stock, or if the market perceives that such issuances, deliveries or sales may occur, then the trading price of our common stock and, accordingly, the Exchangeable Notes may significantly decline. In addition, SBI’s delivery or our issuance of additional shares of our common stock will dilute the ownership interests of our existing common stockholders, including Exchangeable Note holders who have received shares of our common stock upon exchange of their Exchangeable Notes.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 17, 2023, the Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of common stock (the "2023 Repurchase Program"). The 2023 Repurchase Program was in effect from June 17, 2023 until May 20, 2024 when the 2023 Repurchase Program was suspended and replaced (as described below). The 2023 Repurchase Program permitted shares to be repurchased in open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased, and the timing of any repurchases, was dependent on factors such as the share price, economic and market conditions, and corporate and regulatory requirements.
On May 20, 2024, the Company announced a new $500 million (the "Maximum Amount") common stock repurchase program authorized by its Board of Directors (the "2024 Repurchase Program"), replacing the Company's 2023 Repurchase Program. The 2024 Repurchase Program is effective from May 20, 2024 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company's Board of Directors. The 2024 Repurchase Program permits shares to be repurchased in open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased, and the timing of any repurchases, will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. As part of the approved 2024 Repurchase Program, the Company purchased $50.0 million aggregate principal amount of Common Stock concurrent with the pricing of the offering of the Exchangeable Note in privately negotiated transactions effected through one of the initial purchasers and/or its affiliates. Purchases under the 2024 Repurchase Program may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The 2024 Repurchase Program may be suspended or discontinued at any time.
During the nine month period ended June 30, 2024, the Company entered into a $200.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through November 15, 2024, until the cap is reached or until the plan is terminated. On May 20, 2024 this plan was terminated with a total of 1.9 million shares repurchased for $156.0 million.
The following table summarizes the common stock repurchases for the three month period ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
April 1, 2024 to April 28, 2024	375,789	$82.02	375,789	94,069,837
April 29, 2024 to May 26, 2024	702,316	91.16	702,316	450,000,021
May 27, 2024 to June 30, 2024	524,410	90.20	524,410	402,696,794
Total	1,602,515	88.70	1,602,515
Item 5.    Other Information
During the three month period ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2024
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 4.1
Indenture, dated as of May 23, 2024, among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 23, 2024 (File No. 001-04219))

Exhibit 4.2
Supplemental Indenture, dated as of June 4, 2024, by and among Spectrum Brands, Inc., the guarantors named thereunder, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, Elavon Financial Services DAC, UK Branch, as paying agent and Elavon Financial Services DAV, as registrar and transfer agent, relating to the 2026 Notes (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 4, 2024 (File No. 001-04219))

Exhibit 4.3
Supplemental Indenture, dated as of June 4, 2024, by and among Spectrum Brands, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the 2029 Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 4, 2024 (File No. 001-04219))

Exhibit 4.4
Supplemental Indenture, dated as of June 4, 2024, by and among Spectrum Brands, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the 2030 Notes (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 4, 2024 (File No. 001-04219))

Exhibit 4.5
Guarantee Agreement of Spectrum Holdings, Inc., dated as of June 20, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 20, 2024 (File No. 001-04219))

Exhibit 22.1	List of Guarantor Subsidiaries*
Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002*
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."