Form 10-K
period 2024-09-30
Spectrum Brands Holdings, Inc.
filed 2024-11-15
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.
1-4219	Spectrum Brands Holdings, Inc.	74-1339132
(a Delaware corporation)
3001 Deming Way, Middleton, WI 53562
(608) 275-3340
www.spectrumbrands.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01	SPB	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $2,374 million based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2024). For the sole purposes of making this calculation, term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, or that such person is an “affiliate” of the Company, as defined by applicable securities law. As of November 8, 2024, there were outstanding 28,051,511 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Spectrum Brands Holdings, Inc.’s subsequent amendment to the Form 10-K to be filed within 120 days of September 30, 2024 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 13.

SPECTRUM BRANDS HOLDINGS, INC.

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business strategy, future operations or condition, estimated revenues, projected costs, inventory management, earnings power, projected synergies, prospects, plans and objectives of management, outcome of any litigation and information concerning expected actions of third parties are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Because these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:
•the economic, social and political conditions or civil unrest, terrorist attacks, acts of war, natural disasters, other public health concerns or unrest in the United States (“U.S.”) or the international markets impacting our business, customers, employees (including our ability to retain and attract key personnel), manufacturing facilities, suppliers, capital markets, financial condition and results of operations, all of which tend to aggravate the other risks and uncertainties we face;
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
•our increased reliance on third-party partners, suppliers and distributors that are outside our control to achieve our business objectives;
•the impact of government intervention with or influence on the operations of our suppliers, including in China;
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
•the loss of significant reduction in or dependence upon, sales to any significant retail customer(s), including their changes in retail inventory levels and management thereof;
•competitive promotional activity or spending by competitors, or price reductions by competitors;
•the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands, including via private label manufacturers;
•changes in consumer spending preferences, shopping trends, and demand for our products, particularly in light of economic stress;
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
•our ability to use social media platforms as effective marketing tools and to manage negative commentary regarding us, and the impact of rules governing the use of e-commerce and social media;
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
•our ability to separate the Company’s Home and Personal Care (“HPC”) business and create an independent Global Appliances business on expected terms, and within the anticipated time period, or at all, and to realize the potential benefits of such business;
•our ability to create a pure play consumer products company composed of our Global Pet Care (“GPC”) and Home & Garden ("H&G") businesses and to realize the expected benefits of such creation, and within the anticipated time period, or at all;
•our ability to successfully implement and realize the benefits of acquisitions or dispositions and the impact of any such transactions on our financial performance;
•our ability to achieve our goals and aspirations related to the reduction of greenhouse gas (“GHG”) emissions or otherwise meet the expectations of our stakeholders with respect to environmental, social and governance (“ESG”) matters;
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
Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, financial condition or results of operations in future periods. The summary should be read in conjunction with the more detailed description of each risk factor described in Part 1, Item 1A Risk Factors section of this report and should not be relied upon as an exhaustive summary of the material risks facing our business.
Risks related to our business operations: We participate in very competitive markets and we may not be able to compete successfully, causing us to lose market share and sales.
•Our plans to separate our HPC business into an independent, publicly traded company may not be completed on the currently contemplated timeline or at all and, if completed, may not achieve the intended benefits.
•Reliance on third-party relationships and outsourcing arrangements that are beyond our control could adversely affect our business.
•Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.
•Uncertain global economic conditions may adversely impact demand for our products or cause our customers and other business partners to suffer financial hardship, which could adversely impact our business.
•The People’s Republic of China (“PRC”) government may intervene with or influence the operations of our suppliers at any time, which could result in a material change in our operations.
•Disruption in our global supply chain may negatively impact our business results.
•We participate in very competitive markets and we may not be able to compete successfully, causing us to lose market share and sales.
•Changes in consumer preferences and shopping trends and changes in distribution channels could significantly harm our business.
•Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.
•As a result of retailers maintaining tighter inventory control, we face risks related to meeting demand and storing inventory.
•Sales of certain of our products are seasonal and may cause our operating results and working capital requirements to fluctuate.
•Adverse weather conditions during our peak selling seasons for our home and garden products could have a material adverse effect on our home and garden business.
•Our products utilize certain key raw materials; any significant increase in the price of, or change in supply and demand for, these raw materials could have a material and adverse effect on our business, financial condition and profits.
•Our dependence on a few suppliers for certain of our products makes us vulnerable to a disruption in the supply of our products. Our dependence on a few suppliers for certain of our products makes us vulnerable to a disruption in the supply of our products.
•Our home and garden products are mainly manufactured from our St. Louis, MO, facility and our aquatics products and certain companion animal products are manufactured in Blacksburg, VA, Bridgeton, MO, Noblesville IN and Melle, Germany. We are dependent upon the continued safe operation of these facilities.
•We face a number of local, regional, and global uncertainties and potential disruptions, including relating to political and economic instability in a number of regions, some of which have been historically volatile, including relating to political and economic instability in a number of regions, some of which have been historically volatile, which could adversely impact our businesses.
•If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.
•Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity and pension contributions in future periods.
•Our business may be materially affected by changes to fiscal and tax policies that could adversely affect our results of operations and cash flows.
•We may not be able to fully utilize our U.S. tax attributes.
•Our strategic initiatives including acquisitions and divestitures may not be successful and may divert our management’s attention away from operations and could create general customer uncertainty.
•Significant costs have been incurred and are expected to be incurred in connection with the consummation of recent and future strategic initiatives including the integration or separation of acquired or divested businesses within the Company.
•We may not realize the anticipated benefits of, and synergies from, our business acquisitions and may become responsible for certain liabilities and integration costs as a result.
•We may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require us to incur substantial additional costs to recruit replacement personnel.
•Increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
•Failure to deploy social media and influencers effectively may materially and adversely affect our reputation, business, financial condition and results of operations.
•The COVID-19 pandemic was, and future pandemics could be a serious threat to the health and economic well-being affecting our customers, employees, sources of supply and our financial condition and results of operations.
Risks related to our indebtedness and financing abilities: Our indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.
•Servicing our existing and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to settle exchanges of the Exchangeable Notes in cash, repay the Exchangeable Notes at maturity, or repurchase the Exchangeable Notes as required following a fundamental change.
•The capped call transactions we entered into in connection with the issuance of the Exchangeable Notes may affect the value of our common stock.
•Aspects of the Capped Calls may not operate as planned and may affect the value of the Exchangeable Notes and our common stock, and we are subject to counterparty credit risk with respect to the Capped Calls.
•The conditional exchange feature of the Exchangeable Notes, if triggered, may adversely affect our financial condition and operating results.
•Provisions in the indenture for the Exchangeable Notes may deter or prevent a strategic transaction that may be favorable to you.

•The issuance of additional stock, including common stock delivered upon exchange of the Exchangeable Notes, will dilute all other shareholders.
•Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our indebtedness
•Restrictive covenants in our debt agreements may restrict our ability to pursue our business strategies.
•Future financing activities may adversely affect our leverage and financial condition.
Risks related to our international operations: We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.
•We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.
•As a result of our international operations, we face a number of risks related to exchange rates and foreign currencies.
•Our international operations expose us to risks related to compliance with the laws and regulations of foreign countries.
•We face risks related to the impact on foreign trade agreements and relations.
•We face risks relating to tariffs imposed by the United States and other governments.
•We are subject to risks associated with importing goods and materials from foreign countries.
Risks related to data privacy and intellectual property: We may not be able to adequately establish and protect our intellectual property rights, and the infringement or loss of our intellectual property rights could harm our business.
•We and our licensors may not be able to adequately establish and protect the intellectual property rights we use in our business and the infringement or loss of our intellectual property rights could harm our business.
•If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology, products and services could be harmed significantly.
•Claims by third parties that we are infringing their intellectual property and other litigation could adversely affect our business.
•A cybersecurity breach or failure of one or more key information technology systems could have a material adverse impact on our business or reputation.
•Disruption or failures of our information technology systems could have a material adverse effect on our business.
•Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition and results of operations.
•We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.
Risks related to litigation and regulatory compliance: We are subject to a number of claims and litigation and may be subject to future claims and litigation, any of which may adversely affect our business.
•Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.
•We are subject to a number of claims and litigation and may be subject to future claims and litigation, any of which may adversely affect our business.
•The Company has been, and may in the future be, subject to product liability claims and product recalls, which could negatively impact its profitability.
•Agreements, transactions and litigation involving or resulting from the activities of our predecessor and its former subsidiaries may subject us to future claims or litigation that could materially adversely impact our capital resources.
•We may incur material capital and other costs due to changing environmental laws and regulations and other environmental liabilities.
•Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.
•We may be unable to achieve our goals and aspirations related to the reduction of greenhouse gas emissions, or otherwise meet the expectations of our stakeholders with respect to ESG matters.
•Public perceptions that some of the products we produce and market are not safe could adversely affect us.
•We have in our past recorded substantial impairment charges relating to indefinite-lived intangible assets. If our indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.
•The successful execution of our operational efficiency and multi-year restructuring initiatives are important to the long-term growth of our business.
Risks related to investment in our common stock: The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.
•Our Restated Bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•Certain provisions of our charter, bylaws, and of the Delaware General Corporation Law (the “DGCL”) have anti-takeover effects and could delay, discourage, defer or prevent a tender offer or takeover attempt that a stockholder might consider to be in the stockholder’s best interests.
•The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

PART I
ITEM 1.    BUSINESS
The terms “the Company,” “we," “our,” and "SBH" as used in this report, refer to Spectrum Brands Holdings, Inc. and its consolidated subsidiaries, unless otherwise indicated.
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
General Overview
We are a diversified global branded consumer products and home essentials company. We manage the business in three vertically integrated, product focused segments: (i) Global Pet Care (“GPC”), (ii) Home and Garden (“H&G”) and (iii) Home and Personal Care (“HPC”). The Company manufactures, markets and distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition under our various brands and patented technologies across multiple product categories. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment. The segments are supported through center-led shared service enabling functions consisting of finance and accounting, information technology, legal and human resources, supply chain and commercial operations. The following is an overview of the consolidated business showing net sales by segment and geographic region sold (based upon destination) as a percentage of consolidated net sales for the year ended September 30, 2024.
Our operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of the consolidated operating results and segment operating results.

Global Pet Care (GPC)
The following is an overview of GPC net sales by product category and geographic region sold by destination for the year ended September 30, 2024.

Product Category	Products	Brands
Companion Animal	Rawhide chews, dog and cat clean-up, training, health and grooming products, small animal food and care products, rawhide-free dog and cat treats, and wet and dry pet food for dogs and cats.	Good’n’Fun®, DreamBone®, GOOD BOY®, SmartBones®, IAMS® (Europe only), EUKANUBA® (Europe only), Nature’s Miracle®, FURminator®, Dingo®, 8IN1® (8-in-1), Meowee!®, and Wild Harvest™.
Aquatics	Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care	Tetra®, Marineland®, Instant Ocean®, GloFish®, and OmegaSea®.
We sell primarily to large retailers, pet superstores, online retailers, food and drug chains, warehouse clubs and other specialty retail outlets. International distribution varies by region and is often executed on a country-by-country basis. Our sales generally are made through the use of individual purchase orders. In addition to product sales within the United States, we also perform installation and maintenance services on commercial aquariums. Live fish under our GloFish® brand are produced, marketed, and sold by an independent third-party breeder through a supply and licensing agreement with the Company. A significant percentage of our sales are attributable to a limited group of retailer customers, including Walmart and Amazon, each of which exceed 10% of segment sales and represent approximately 33.8% of segment sales for the fiscal year ended September 30, 2024.
Primary competitors of our GPC segment are Mars Corporation, Nestle Purina, and the Central Garden & Pet Company, each of which sells a comprehensive line of pet products that competes across our product categories. The pet supplies (non-food) product category is highly fragmented with no competitor holding a substantial market share and consists of small companies with limited product lines, including private label products and suppliers.
Sales remain mostly consistent throughout the year with slight variations during holiday periods. Our sales by quarter as a percentage of annual net sales during the year ended September 30, 2024' are as follows:

2024
First Quarter	24%
Second Quarter	25%
Third Quarter	25%
Fourth Quarter	26%
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
Aquatics and certain other companion animal products are produced in various manufacturing plants located in the U.S. and Germany, including the production of glass aquariums in in our Noblesville, Indiana facility, shampoos and aquarium salt in our Blacksburg, Virginia facility, OmegaSea® fish food with bird and other small animal products manufactured in our Bridgeton, Missouri facility, and aquatics nutrition and care products manufactured in our Melle, Germany facility. We continually evaluate capacity at our manufacturing facilities and related utilization. In general, we believe our existing facilities are adequate for our present and foreseeable future operating needs.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Home and Garden (H&G)
The following is an overview of H&G net sales by product category and geographic region sold by destination for the year ended September 30, 2024.

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
We sell primarily to large retailers, home improvement centers, mass merchants, dollar stores, hardware stores, lawn and garden distributors, food and drug retailers, and e-commerce. We sell primarily in the U.S. with some distribution in LATAM. Our sales generally are made through the use of individual purchase orders. A significant percentage of our sales are attributable to a limited group of retailer customers exceeding 10% of net sales, including Lowe’s, Home Depot, and Walmart, each of which exceed 10% of segment sales and represent approximately 61.8% segment sales for the year ended September 30, 2024.
Primary competitors of our H&G segment include The Scotts Miracle-Gro Company (Ortho, Roundup, Tomcat), S.C. Johnson & Son, Inc. (Raid, OFF!), Central Garden & Pet (AMDRO, Sevin), SBM Company (BioAdvanced), Henkel AG & Co. KgaA (Combat), Bona AB (Bona), and Procter & Gamble (Swiffer, Zevo).
Sales typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) and are lowest in the last three months of the calendar year (the Company’s first quarter) due to customer purchasing patterns, and timing of promotional activities. Seasonal sales may also be impacted by changes in weather conditions during the peak season. Our sales by quarter as a percentage of annual net sales during the year ended September 30, 2024, are as follows:

2024
First Quarter	12%
Second Quarter	28%
Third Quarter	37%
Fourth Quarter	23%
H&G produces the majority of its products in one facility in Vinita Park, Missouri, with production primarily consisting of liquids and aerosols, and the remaining portion of products being produced by various third-party manufacturers, consisting of granulates, candles, baits & traps, wipes and Rejuvenate® cleaning products. The main raw materials purchased are plastic bottles, steel aerosol cans, corrugate, active ingredients, and bulk chemicals. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, inflation, government regulations, and tariffs. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships, and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Home and Personal Care (HPC)
The following is an overview of net sales by product category and geographic region sold by destination for the year ended September 30, 2024.

Product Category	Products	Brands
Home Appliances
Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, air fryers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, and bread makers, cookware, and cookbooks.
Black+Decker®, Russell Hobbs®, George Foreman®, PowerXL®, Emeril Legasse®, Copper Chef ®, Toastmaster®, Juiceman®, Farberware®, and Breadman®
Personal Care	Hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women’s shavers, and haircut kits.	Remington®
We have a trademark license agreement (the “B+D License Agreement”) with the license holder, Stanley Black+Decker (“SBD”) which terminated the previous agreement and has an effective date of January 1, 2024, pursuant to which we license the Black + Decker® brand (“B+D”) in North America, South America (excluding Brazil), Central America, and the Caribbean (excluding Cuba) for primarily four core categories of home appliances: beverage products, food preparation products, garment care products and cooking products. The B+D License Agreement has an initial four-year term ending December 31, 2027, with two subsequent four-year renewal rights each based upon meeting certain sales metrics, potentially extending the total contract term to December 31, 2035. The License Agreement may not renew if these targets are not satisfied. Under the terms of the License Agreement, we agreed to pay SBD royalties based on a percentage of sales, with a minimum annual royalty payment of $11.7 million for the first year in the initial term, with decreases in subsequent years of the initial term down to $10.2 million in the fourth year, and is subject to adjustment with each renewal period. The B+D License Agreement also requires us to comply with maximum annual returns rates for products and promotional spending commitments. See Note 5 – Revenue Recognition included in the Notes to the Consolidated Financial Statements for further detail on revenue concentration from B+D branded products.
The Emeril Legasse® brand is subject to a trademark license agreement (the “Emeril License Agreement”) with the license holder, Martha Stewart Living Omnimedia, Inc., pursuant to which the HPC segment can license the Emeril Legasse® brand within the U.S., and its territories and possessions, Canada, Mexico, Australia, and the United Kingdom for certain designated products categories of home appliances, including small kitchen food preparation products, indoor and outdoor grills, grill accessories and cookbooks. The agreement is set to expire effective December 31, 2024, with an option to renew through December 31, 2025, subject to meeting certain sales metrics. Under the terms of the Emeril License Agreement, we are obligated to pay the license holder a percentage of net sales, with minimum annual royalty payments of $1.7 million, increasing to $1.8 million in the 2025 renewal period. The Farberware® tradename brand is also subject to a trademark license agreement (the “Farberware License Agreement”) with the license holder, Farberware License Company, LLC, pursuant to which the HPC segment licenses the Farberware® brand on a worldwide basis for certain designated product categories of household appliances, including coffeemakers, juicers, toasters and toaster ovens. The Farberware License Agreement is set to expire December 31, 2210. The Company and HPC segment do not have a material concentration of branded products exceeding 10% of consolidated or segment revenue from either the Emeril Legasse® or Farberware® brands.
We own the right to use the Remington® trademark for electric shavers, shaver accessories, grooming products and personal care products; and Remington Arms Company, Inc. (“Remington Arms”) owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington Products, LLC and Remington Arms provides for the shared rights to use the trademark on products which are not considered “principal products of interest” for either company. We retain the Remington® trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.
HPC products are sold primarily to large retailers, online retailers, wholesalers, distributors, warehouse clubs, food and drug chains and specialty trade or retail outlets such as consumer electronics stores, department stores, discounters and other specialty stores. HPC products are also sold direct-to-consumer through direct response television, brand websites, and other online marketplaces. International distribution varies by region and is often executed on a country-by-country basis. Our sales generally are made through the use of individual purchase orders. A significant percentage of our sales are attributable to a limited group of retailer customers, including Walmart and Amazon, each of which exceed 10% of segment sales and represent approximately 41.5% of segment sales for the year ended September 30, 2024.
Primary competitors for the home appliances product category within our HPC segment include Newell Brands (Sunbeam, Mr. Coffee, Crockpot, Oster), De’Longhi America (DeLonghi, Kenwood, Braun), SharkNinja (Shark, Ninja), Hamilton Beach Holding Co. (Hamilton Beach, Proctor Silex), Sensio, Inc. (Bella), SEB S.A.(T-fal, Krups, Rowenta), Whirlpool Corporation (Kitchen Aid), Conair Corporation (Cuisinart, Waring), Versuni (Philips), Donlim (Morphy Richards), Gourmia, and private label brands for major retailers. Primary competitors for the personal care product category within our HPC segment include Koninklijke Philips Electronics N.V. (Norelco), The Procter & Gamble Company (Braun), Conair Corporation, Wahl Clipper Corporation, Helen of Troy Limited, SharkNinja (Shark), and Dyson Limited (Dyson).

Sales from electric personal care product categories tend to increase during the December holiday season (the Company’s fiscal first quarter), while small home appliance sales typically increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Company’s fiscal fourth quarter) and in December for the holiday season.
Our sales by quarter as a percentage of annual net sales during the year ended September 30, 2024, are as follows:

2024
First Quarter	28%
Second Quarter	22%
Third Quarter	23%
Fourth Quarter	27%
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
As of September 30, 2024, we have approximately 3,100 full-time employees worldwide. Approximately 30% of our total labor force is covered by collective bargaining agreements, of which approximately 50% is subject to regular and ongoing negotiations as an ordinary course of business with our work councils. We have one collective bargaining agreement applicable to our Australian operation that is scheduled or expected to expire within 12 months which is not substantive to our total employee count. We believe that our overall relationship with our employees is good.
Employee Wellness
We encourage our employees to “Speak Up,” “Be Accountable,” “Take Action,” and “Grow Talent,” all in the efforts to promote innovation, trust, accountability and collaboration. The result is a work environment that encourages the well-being of our employees wholistically - mind and body.
Employee Health and Safety
We are committed to the Environmental Health and Safety (“EHS”) safety of our employees. We continuously strive to maintain our strong safety performance as we continue to grow our business around the globe. The keys to our EHS success are a workforce that is engaged, a management team who supports and invests in employee safety, regular employee trainings on EHS topics, and the leadership of our skilled EHS team. In the last several years, the team has added dedicated EHS professionals to individual sites to train employees and ensure compliance with applicable safety standards and regulations. The team hosts regular meetings to share information and discuss best practices across plants.
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
Employee Communication and Feedback
In an ongoing effort to understand our employees' needs, and deliver on our values of trust, accountability and collaboration, we listen. We regularly host company-wide and business unit town halls to offer employees an opportunity to ask questions about Company activities and policies that impact them. We solicit and receive questions and feedback from our employees through this process.

Diversity and Inclusion
Spectrum Brands is committed to fostering a diverse and inclusive workplace for employees of every race, color, gender identity, sexual orientation, age, physical or mental ability and background. At Spectrum Brands, we strive to make our employees feel valued and respected and given the opportunity to thrive as their authentic selves. To further that objective, we have:
•Engaged the services of a third-party consultant with expertise in diversity and inclusion (“D&I”) to help us create long-lasting change;
•Implemented a D&I program;
•Created a U.S. D&I Advisory Counsel, made up of our employees of diverse backgrounds to help design and develop D&I-related priorities and goals, advise on ways to advance the D&I dialogue and drive meaningful cultural change at the Company;
•Created inclusion networks for our diverse employees and developing trainings, communications and programs to further facilitate and encourage open and transparent D&I discussions among our employee populations; and
•Developed educational content and trainings to help leaders foster a more inclusive environment.
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
Risks Related to our Business Operations
Our plans to separate our HPC business into an independent, publicly traded company may not be completed on the currently contemplated timeline or at all and, if completed, may not achieve the intended benefits.
We have previously announced our plan to divest our HPC business through a sale or spin of the segment. A spin off would be through a pro rata distribution of shares to our common stockholders and the recognition of two distinct and independent, publicly traded companies. The proposed spin is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. As independent, publicly traded companies, each of the resulting companies will be smaller and less diversified than the existing company, with a narrower business focus, and they may be more vulnerable to changing market conditions.
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
Reliance on third-party relationships and outsourcing arrangements that are beyond our control could adversely affect our business.
We rely on third parties, including suppliers, distributors, alliances with other companies, and third-party service providers, for selected aspects of product development, manufacturing, commercialization, support for information technology systems, product distribution, and certain financial transactional processes. Additionally, we have outsourced certain functions to third-party service providers to leverage leading specialized capabilities and achieve cost efficiencies. Outsourcing these functions involves the risk that third-party service providers may not perform to our standards or legal requirements, may not produce reliable results, may not perform in a timely manner, may not maintain the confidentiality of our proprietary information, or may fail to perform at all. While we have implemented processes and procedures to try to ensure that the suppliers we use are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in our marketing and distribution of contaminated, defective or dangerous products which could subject us to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate our ability to purchase products. Any or all of these effects could adversely affect our business, financial condition, and results of operations.
Additionally, any disruption to global supply chains or shipping channels, such as a government shutdown, war, natural disaster or global pandemic, could affect the ability of our third-party service providers to meet their contractual obligations to us. The impact of such global disruptions to the economic conditions of our suppliers cannot be predicted. Further, our suppliers may be unable to access financing or become insolvent for any other reasons and thus become unable to supply us with products. Failure of these third parties to meet their contractual, regulatory, confidentiality or other obligations to us could result in material financial loss, higher costs, regulatory actions, and reputational harm.

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.
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
The People’s Republic of China (“PRC”) government may intervene with or influence the operations of our suppliers at any time, which could result in a material change in our operations.
Many of our suppliers conduct significant operations in China. The PRC government may choose to exercise significant oversight and discretion, and the regulations to which our suppliers are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in China are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our suppliers’ current policies and practices. New laws, regulations, and other government directives in China may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:
•delay or impede our development;
•result in negative publicity or increase our operating costs;
•require significant management time and attention; and
•subject our suppliers to remedies, administrative penalties and liabilities that may harm our and our suppliers’ businesses, including fines, demands or orders that we or our suppliers modify or cease our business practices.
The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we or our suppliers conduct our respective businesses could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business and results of operations and the value of our shares could be adversely affected.
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
•Consumer preferences may change to lower or higher margin products or products other than those we market.
•We may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to our existing products that satisfy customer needs or achieve market acceptance.

In addition, in certain of our product lines, we compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors, including specifically private label brands, may adversely affect our business, financial condition and results of our operations.
Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales or be forced to reduce our prices to meet competition. If our product offerings are unable to compete successfully, our sales, results of operations and financial condition could be materially and adversely affected. In addition, we may be unable to implement changes to our products or otherwise adapt to changing consumer trends. If we are unable to respond to changing consumer trends, our operating results and financial condition could be adversely affected.
Changes in consumer preferences and shopping trends and changes in distribution channels could significantly harm our business.
We sell our products through a variety of trade channels with a significant portion dependent upon retail partnerships, through both traditional brick-and-mortar retail channels and e-commerce channels. We are seeing the emergence of strong e-commerce channels generating more online competition and declining in-store traffic in brick-and-mortar retailers. Our strategic initiatives have begun to direct significant investment into owned e-commerce platforms and developing relationships with digital channel partners. If we are not successful in developing and utilizing e-commerce channels that future consumers may prefer, we may experience lower than expected revenues. Consumer shopping preferences have shifted and may continue to shift in the future to distribution channels other than traditional retail that may have more limited experience, presence and developed, such as e-commerce channels. These shifts could be to retail channels in which we have more limited experience, presence and development, which may adversely affect our business, financial condition and results of operations.
We are also seeing more traditional brick-and-mortar retailers consolidating, closing physical stores, and filing for bankruptcy, which could further concentrate the negotiating power of our remaining brick-and-mortar customers and negatively impact our distribution strategies and/or sales if such retailers decide to pursue aggressive price reduction strategies, significantly reduce their inventory levels for our products or to designate more floor space to our competitors. Further consolidation, store closures and bankruptcies could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.
As a result of consolidation of retailers that has occurred during the past several years, particularly in the United States and the European Union (“EU”), and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a limited group of customers. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, retail inventory levels and requirements influencing their purchasing, consumer shopping behavior and patterns, and changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. Our success is dependent on our ability to manage our retailer relationships, including offering mutually acceptable trade terms. Concentration of sales are further discussed in Item 1 - Business above and Note 5 - Revenue Recognition in the Notes to the Consolidated Financial Statements.
Although we have long-established relationships with many of our retail customers, we generally do not have long-term agreements with them and purchases are normally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major retail customers, changes to retail inventory management strategies and initiatives, competition from private label products or significant pressure to reduce prices and support promotions and discounts from any of these major retail customers, could have a material adverse effect on our business, financial condition and results of operations. Additionally, any decline in retail consumer spending, a significant deterioration in the financial condition of the retail industry in general, the bankruptcy of any of our customers or any of our customers ceasing operations could have a material adverse effect on our sales and profitability.
As a result of retailers maintaining tighter inventory control, we face risks related to meeting demand and storing inventory.
There is a growing trend among retailers to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns, and (iii) the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate shifts in our retailers’ demands and consumer spending habits, which could in the future, require us to carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete and impact our ability to realize the anticipated returns from product sales. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories or may find that customers are cancelling orders or returning products, which may have a material adverse effect on our business.
Furthermore, we primarily sell branded products and a move by one or more of our large customers to sell significant quantities of private label products, which could be at the exclusion of our products and/or which directly compete with our products, could have a material adverse effect on our business, financial condition and results of operations.
Sales of certain of our products are seasonal and may cause our operating results and working capital requirements to fluctuate.
On a consolidated basis, our financial results are approximately equally weighted across our quarters, however, sales of certain product categories tend to be seasonal. Further discussion over the seasonality of our sales is included in Item 1 - Business. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.
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
We generally do not have long-term contracts with our suppliers. If any of the following were to occur, we could experience loss and liability, which could have a material adverse effect on our business, financial condition and results of operations:
•our ability to identify and develop relationships with qualified suppliers;
•the terms and conditions upon which we purchase products from our suppliers, including applicable exchange rates, transport and other costs, our suppliers’ willingness to extend credit to us to finance our inventory purchases and other factors beyond our control;
•the financial condition of our suppliers and their ability to deliver products on a timely and efficient basis;
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
Our home and garden products are mainly manufactured from our Vinita Park, MO, facility and our aquatics products and certain companion animal products are manufactured in Blacksburg, VA, Bridgeton, MO, Noblesville IN and Melle, Germany. We are dependent upon the continued safe operation of these facilities.
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

We face a number of local, regional, and global uncertainties and potential disruptions, including relating to political and economic instability in a number of regions, some of which have been historically volatile, including relating to political and economic instability in a number of regions, some of which have been historically volatile, which could adversely impact our businesses.
We face a number of local, regional, and global uncertainties and potential disruptions, including relating to political and economic instability in a number of regions, some of which have been historically volatile, which could adversely impact our businesses, our financial performance or liquidity, and our ability to carry out our go-forward plans and strategies. These economic uncertainties and potential disruptions include a slow-down in the general economy; reduced market growth rates; increased inflation rates and cost of goods; increased fuel and employee costs; higher interest rates; tighter credit markets; changes in government policies, including the imposition of tariffs or import costs; the deterioration of economic relations between countries or regions; and the escalation or continuation of armed conflict, hostilities or economic sanctions between countries or regions, all of which can negatively impact our ability to manufacture, supply or sell our products and otherwise conduct our day-to-day operations. For instance, the conflict between Russia and Ukraine has led us to terminate, reduce or significantly change our business activities in these regions and certain surrounding regions. We have also experienced increased shipping costs and shipping delays from the dangerous disruptions to shipping in the Red Sea. We have closed our HPC operations within Russia and in the future, we may have to further reduce or cease doing business within the certain surrounding regions, which could have a negative impact on our ability to collect outstanding accounts receivables, or impose additional costs, further negatively impacting our business performance. In addition, the economic sanctions and hostilities in Russia and Ukraine and the Israel-Hamas war (including other parts of the Middle East) may negatively impact our and our customers’ financial viability, which may negatively impact us or the demands or economic viability of our customers in other parts of the world.
The Company has in the past and may in the future , transition its third-party logistics service providers at its distribution centers, which efforts would require incorporating a new service provider into our distribution capabilities and are complicated and require coordination among a number of our stakeholders, including our suppliers and transportation and logistics handlers. These changes and updates are inherently difficult and may be exacerbated by the other uncertainties and potential disruptions our business faces. We do not control the operations of these third parties and are dependent on them to execute our orders and deliver our products in a timely and efficient way. The failure of these third parties to fulfill all of their obligations to us could result in lost sales, penalties and other adverse effects on our business. While we believe that optimizing our distribution centers and other aspects of our supply chain and customer delivery network will allow us to manage our inventory more efficiently and more effectively respond to customer demands, there can be no assurance that we will realize such benefits. We have experienced, and may continue to experience, delays in executing these efforts. Our inability to execute, or timely execute these efforts, has resulted in us being unable to supply, or timely supply, our products to our customers or incurring higher costs and reductions in revenues, incurring penalties imposed by our customers, or may disrupt our business operations.
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
While we currently expect to negotiate continuations to the terms of collective bargaining agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition. For additional information see the discussion over the Company’s labor force subject to collective bargaining agreements under the caption Employees in Item 1 - Business above.
Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity and pension contributions in future periods.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for the defined benefit pension plans for which we are responsible. Accounting Principles Generally Accepted in the United States (“GAAP”) requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended. Refer to Note - 15 Employee Benefit Plans in the Notes to the Consolidated Financial Statements for additional information and disclosure over defined benefit plans.
Our business may be materially affected by changes to fiscal and tax policies that could adversely affect our results of operations and cash flows.
We operate globally and changes in tax laws could adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The legislation, which became effective on January 1, 2018, significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, a minimum tax on foreign earnings, limitations on deduction of business interest expense and limits on deducting compensation to certain executive officers. Additional tax regulations and interpretations of the Tax Reform Act have been, and continue to be, issued, some with retroactive application dates and some which materially impacted the Company. The Company understands that other U.S. taxpayers have or plan to challenge the constitutionality of a set of regulations that had a material impact on the Company. If the regulations were ruled unconstitutional, the Company could be favorably impacted. New or revised interpretations of the Tax Reform Act and state conformity with its provisions could have a material impact on the valuation allowance recorded on U.S. state net operating losses. Certain of these changes could have a negative or adverse impact on the operating results and cash flows of the Company. See Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the impact from the Tax Reform Act.

We may not be able to fully utilize our U.S. tax attributes.
The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, and federal and state tax credits that will expire if unused. We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets related to loss and credit carryforwards will not create tax benefits in the future. As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize. Changes to state conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses. For further discussion on the Company’s federal and state NOLs, credits, and applicable valuation allowance see Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements.
Our strategic initiatives including acquisitions and divestitures may not be successful and may divert our management’s attention away from operations and could create general customer uncertainty.
Our growth strategy is based in part on growth through strategic initiatives including both acquisitions and divestitures, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, achieving targeted values as part of a disposition, consummating an acquisition or divestiture on satisfactory terms, integrating any newly acquired or expanded business with our current operations, or separating a divested business or commingled operation effectively. We may issue additional equity, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or expansion of our operations, which may not be available to us on terms we find advantageous or acceptable, if at all. In addition, subject to any requirements in the agreements governing our outstanding indebtedness, we may have significant discretion in how we employ the consideration received in a divestiture and our management may not apply such consideration in a way that is ultimately accretive to our business.
The execution of our strategic initiatives could entail repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would reduce our earnings. We cannot guarantee that any future business acquisitions or divestitures will be pursued or that any acquisitions or divestitures that are pursued will be consummated.
Additionally, any acquisition or disposition (including the successful integration and separation of operations, products and personnel) may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in such a process, could harm our business, financial condition, and operating results. Moreover, our customers may, in response to the announcement or consummation of a transaction, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.
For example, on February 18, 2022, the Company completed the acquisition of the Tristar Business, and the Company has been detrimentally impacted by aspects of the integration of the Tristar Business’ operations and products, which have negatively impacted subsequent operating performance and partner relationships of the Tristar Business’ brands and the HPC business. Since the acquisition, the acquired Tristar Business realized, among other things, significant distribution challenges, increased levels of retail inventory, reduced sales, increased promotional spending and deductions, higher level of returns, and overall increased amount of costs. Additionally, the segment has subsequently realized unusual losses attributable to the recognition of product recalls for products associated with the brands, increased risks over the realizability of receivables and inventory, and recognized an impairment on assets including the acquired goodwill and tradename intangible assets. Most recently, the Company disposed of certain inventory and products associated with the Tristar Business’ brand after assessing, among other things, performance and quality standards.
Many of these factors are outside of our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition, and results of operations. As of September 30, 2024, the Company believes it has assessed appropriate risks and recognized applicable losses and reserves reflecting the net assets of the Company, however there may be additional risks posed to the Company from the acquisition of the Tristar Business and its integration with the Company. See the Tristar Business Acquisition discussion within the Business Overview section in Item 7 - Management’s Discussion & Analysis.
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
As climate change, land use, water use, deforestation, plastic waste, recyclability or recoverability of packaging, including single-use and other plastic packaging, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences have resulted in and may result in future customer and consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and their environmental impact on sustainability, a growing focus on the components, raw materials and production processes used to create our products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus on environmental issues and sustainability has resulted in and may result in further adoption of a number of customer, consumer, investor and industry demands, that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and address demands. If we are unable to respond or are perceived to be inadequately responding to sustainability concerns, customers and consumers may choose to purchase products from a competitor and investors may not provide financing on attractive terms, or at all, to our Company. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with manufacturing our products. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.
Our business could be negatively impacted by corporate citizenship and sustainability matters and/or our reporting of such matters.
There is a focus from U.S. and foreign governmental and nongovernmental authorities and from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce certain initiatives, including goals; regarding our focus areas, which include environmental matters, packaging and waste, responsible sourcing, social investments, and diversity and inclusion. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business. Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions, which could change over time. In addition, as the result of such heightened public focus on sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such matters. We could also be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could adversely affect our business, results of operations, cash flows and financial condition.

Failure to deploy social media and influencers effectively may materially and adversely affect our reputation, business, financial condition and results of operations.
We use third-party social media platforms as marketing tools, among other things. For example, we maintain a variety of social media accounts, as well as our own content on our websites. We maintain relationships with many influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve, new platforms develop and new influencers emerge, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms and with new or emerging influencers. If we are unable to cost-effectively use social media platforms and influencers as marketing tools, if the social media platforms we use do not evolve quickly enough for us to fully optimize such platforms or if the influencers we use lose their following, our ability to acquire new consumers and our business, financial condition and results of operations may suffer as a result.
Negative commentary regarding us, our products or influencers, our business ventures, and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases.
In addition, an increase in the use of social media for marketing may increase the burden of compliance and increases the risk of violation of applicable rules and regulations, which are subject to sudden and rapid change. We require influencers to comply applicable laws, but it is nonetheless possible for them to fail to comply, which could reflect poorly on us or our products and/or expose us to certain liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic was, and future pandemics could be a serious threat to the health and economic well-being affecting our customers, employees, sources of supply and our financial condition and results of operations.
In March 2020, the World Health Organization announced that COVID-19 had become a pandemic and a National Emergency relating to COVID-19 was announced in the U.S. The possibility of widespread infection at the time in the U.S. and abroad led to substantial commercial impacts. National, state, and local authorities recommended social distancing and imposed, or considered imposing quarantine and isolation measures, on large portions of the population, including mandatory business closures. These measures had serious adverse impacts on domestic and foreign economies. These measures to be re-implemented in the event of increased COVID-19 cases and any of these measures, or other measures that are not currently foreseeable, could be taken in the event of future pandemics, any of which could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity position.
During the COVID-19 pandemic, we experienced varying degrees of business disruptions and periods of closure of our distribution centers, and corporate facilities, as did our wholesale customers, licensing partners, suppliers, vendors, and manufacturers. These disruptions to our supply chains have resulted in further disruptions to our business such as inflation pressures on freight and storage costs and various inventory maintenance challenges. Despite our efforts to manage and remedy the impact of COVID-19 on our financial condition and results of operations, the ultimate impact also depended on factors beyond our knowledge or control at the time, including the duration and severity of the COVID-19 pandemic, potential future waves of COVID-19 cases in the locations where we operate, and actions taken by governmental authorities to contain its spread and mitigate its public health effects. In the event of a future pandemic, any of the foregoing factors, or the resulting cascading effects of any pandemic, or future pandemics that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity position. The duration of any such impacts cannot be predicted.
Risks Related to our Indebtedness and Financing Activities
Servicing our existing and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to settle exchanges of the Exchangeable Notes in cash, repay the Exchangeable Notes at maturity, or repurchase the Exchangeable Notes as required following a fundamental change.
In May 2024, Spectrum Brands, Inc. (“SBI”) issued $350.0 million aggregate principal amount of Exchangeable Notes, which are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SBH and, subject to certain exceptions, each of SBI’s existing and future domestic subsidiaries that guarantee other debt securities issued by SBI or SBH in the form of senior unsecured notes or convertible or exchangeable notes. Prior to March 1, 2029, the Exchangeable Notes are exchangeable at the option of the holders only under certain conditions or upon occurrence of certain events as described in Note 11 - Debt in the Notes to the Consolidated Financial Statements. Upon any exchange of the Exchangeable Notes, SBI is required to settle the principal amount (or, if less, the conversion value) of the Exchangeable Notes in cash upon any exchange of the Exchangeable Notes. As a result, if holders of the Exchangeable Notes elect to exchange their Exchangeable Notes, SBI will be required to make cash payments in respect of the Exchangeable Notes being exchanged. Holders of the Exchangeable Notes also have the right to require SBI to repurchase all or a portion of their Exchangeable Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Exchangeable Notes) at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any. If the Exchangeable Notes have not previously been exchanged, redeemed or repurchased, SBI will be required to repay the outstanding principal amount of the Exchangeable Notes, plus accrued and unpaid interest, if any, in cash at maturity. The Exchangeable Notes are scheduled to mature on June 1, 2029.
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
In connection with the issuance of the Exchangeable Notes, we entered into privately negotiated capped call transactions with various option counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock initially underlying the Exchangeable Notes. The Capped Calls are expected generally to reduce the potential dilution to our common stock and/or offset any potential cash payments we are required to make in excess of the principal amount upon any exchange of the Exchangeable Notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price, which is $159.36 per share of our common stock.
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
In connection with the pricing of the Exchangeable Notes, we entered into the Capped Calls. Please refer to Note 11 - Debt in the Notes to the Consolidated Financial Statements. The Capped Calls are expected generally to reduce the potential dilution to our common stock and/or offset any potential cash payments we are required to make in excess of the principal amount upon any exchange of the Exchangeable Notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are complex transactions that are not part of the terms of the Exchangeable Notes and may not operate as planned. If the Capped Calls do not operate as we intend, it may have an effect on the price of the Exchangeable Notes or our common stock.
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
We have, and we expect to continue to have, substantial indebtedness. See Note 11 - Debt in the Notes to the Consolidated Financial Statements for additional detail. Our indebtedness has had, and could continue to have, adverse consequences for our business, and may:
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
Furthermore, our credit agreement and borrowings under the Revolver Facility are subject to variable interest rates. Increases in market interest rates may raise the interest rate on our variable rate debt and create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk. Moreover, upon completion of a divestiture, we may be required to pay down debt using proceeds from the sale pursuant to the terms of the Company’s outstanding indebtedness.
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
A significant portion of our net sales are to customers outside of the U.S. See Note 5 - Revenue Recognition and Note 21 – Segment Information in the Notes to the Consolidated Financial Statements for sales by geographic region. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:
•currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Chinese Renminbi, and the Mexican Peso, among others;
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
•compliance with U.S. economic sanctions and laws and regulations (including those administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”) and export controls;
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
Our international sales and certain of our expenses are transacted in foreign currencies. See Note 5 - Revenue Recognition and Note 21 – Segment Information , in the Notes to the Consolidated Financial Statements for sales by geographic region. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our sales through our pricing for certain segments or products sold in international jurisdictions, our purchasing activity and cost of goods sold, and our overall operating margins, which could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from, and loans to, our subsidiaries, as well as sales to, purchases from, and bank lines of credit with, our customers, suppliers and creditors that are denominated in foreign currencies.
We source many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies depreciate or appreciate with respect to the U.S. dollar (“USD”), we may experience fluctuations in our results of operations. The RMB is not pegged to the USD at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China has historically intervened in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the USD in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.
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
While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure to currency fluctuations. See Note 13 - Derivatives in the Notes to the Consolidated Financial Statements for further detail on related hedging activity.

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
We believe that compliance with RUHSEEE does not have a material effect on our capital expenditures, financial condition, earnings or competitive position. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program as specified within the member countries we conduct business. As EU member states pass enabling legislation, we currently expect our compliance system to be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation and implementing regulations as EU member states implement guidance and as our market share changes and, as a result, actual costs to our company could differ from our current estimates and may be material to our business, financial condition or results of operations.
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
Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, congestion and labor issues at major ports, transport capacity and costs, systems issues, problems in third-party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations. In addition, developments in tax policy, such as the disallowance of tax deductions for imported merchandise, or the imposition of tariffs on imported goods, could have a material adverse effect on our results of operations and liquidity.
Risks Related to Data Privacy and Intellectual Property
We and our licensors may not be able to adequately establish and protect the intellectual property rights we use in our business and the infringement or loss of our intellectual property rights could harm our business.
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
We license various trademarks, tradenames and patents from third parties for certain of our products. These licenses generally place marketing obligations on us and require us to pay fees and royalties based on net sales or profits. We do not own the trademarks, tradenames and patents that underlie these licenses, and we may not control either the prosecution or enforcement of rights under the licenses, in which case we may be forced to rely upon our licensors to properly prosecute and prevent infringement of the trademarks, tradenames and patents that underlie these licenses. Typically, these licenses may be terminated if we fail to satisfy certain minimum sales obligations or if we breach the terms of the license. The failure or inability of our licensors to protect these trademarks, tradenames and patents, the termination of these licensing arrangements, or the failure to renew or enter into a new agreement on acceptable terms could adversely affect our business, financial condition and results of operations. When our right to use these trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to new brands, our reputation among our customers could be adversely affected, and our revenue and profitability could decline. Refer to Item 1 - Business for further discussions on licensed tradenames and related contractual terms. There can be no assurance that we will be able to renew our existing licensing agreements for associated tradenames outside of their existing terms and options, or that we will be able to retain tradenames indefinitely that are not directly owned by the Company.
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

In addition, our use of social media presents other possible vulnerabilities. For instance, our accounts and IT systems may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial-of-service attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. Our IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. Through our third party service providers, we continue to assess potential threats and seek to address and prevent these threats, including monitoring of networks and systems and upgrading skills, employee training and security policies for the Company and its third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we and our service providers may face difficulties in anticipating and implementing adequate preventative measures. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third-party providers’ databases or systems. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.
Disruption or failures of our information technology systems could have a material adverse effect on our business.
The IT systems used by the Company are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our IT systems for the effectiveness of our operations and to interface with our customers, as well as to maintain financial records and accuracy. Disruption or failures of our IT systems could impair our ability to effectively and timely provide our services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our business.
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
Our actual or alleged failure to comply with applicable laws and regulations, or a government’s interpretation of its laws and regulations, or an actual or alleged failure to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.
We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.
In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our customers, suppliers and vendors. Hackers and data thieves are increasingly sophisticated and operate social engineering, such as phishing, and large-scale, complex automated attacks that can evade detection for long periods of time. Any breach of our or our service providers’ network, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers,’ users’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the EU adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, and California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, and is being amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023. These laws impose additional obligations on companies such as ours regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR, CCPA, CPRA and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.
Risks Related to Litigation and Regulatory Compliance
Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.
We and certain of our officers and directors have been named in the past, and may be named in the future, as defendants of class action and derivative action lawsuits. In the past, we have also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations.
We are subject to a number of claims and litigation and may be subject to future claims and litigation, any of which may adversely affect our business.
From time to time in the past we have been subject to a variety of claims and litigation and we may in the future be subject to additional claims and litigation (including class action lawsuits). For instance, following periods of volatility in the market price of our stock, we have become subject to the class action shareholder litigation. We are also subject to various other litigation and claims on a variety of matters. Based on the information currently available, we believe that our ultimate liability for the matters or proceedings presently pending against the Company will not have a material adverse effect on the Company’s business or financial condition. But, regardless of their merits, lawsuits (including class action lawsuits) may result in significant cost to the Company that may not be covered by insurance and may divert attention of management or may otherwise have an adverse effect on our business, financial condition, and results of operation. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion over material claims and litigation.

The Company has been, and may in the future be, subject to product liability claims and product recalls, which could negatively impact its profitability.
In the ordinary course of our business, the Company may be named as a defendant in lawsuits involving product liability claims. In any such product liability proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and cash flows if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlement related to these matters. The Company sells perishable treats for animal consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. The Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, the Company will voluntarily recall products in the event of contamination or damage. The Company has previously voluntarily recalled products, including a Black+Decker Garment Steamer, PowerXL Self-Cleaning Juicer, PowerXL Stuffed Wafflizer Waffle Maker, and PowerXL Dual Basket Air Fryer, which resulted in costs to the Company to provide for consumer refunds, replacement parts and product rework, and resulted in losses from retail customer returns and costs and inventory disposition due to the issuance of a stop sale and the return and disposition of the recalled products. Any future product recalls could have a material adverse effect on our business, results of operations and cash flows.
A significant product liability judgment or a widespread product recall involving our business may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness, injury or property damage could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image and trigger certain rights of owners of the brands the Company licenses. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion on product liability.
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
We may incur material capital and other costs due to changing environmental laws and regulations and other environmental liabilities.
We are subject to a broad range of federal, state, local, foreign and multi-national laws and regulations relating to the environment. These include laws and regulations that govern:
•discharges to the air, water and land; and
•the handling and disposal of solid and hazardous substances and wastes; and
•the remediation of contamination associated with release of hazardous substances at our facilities and at off-site disposal locations.
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
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters should not be material to our business or financial condition.
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
As a global distributor of consumer products, certain of our products are subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (the “Consumer Commission”) to exclude from the market products that are found to be unsafe or hazardous, and other similar laws in states and other countries in which we sell our products. Under certain circumstances, the Consumer Commission, or similar state or foreign regulatory bodies, could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. Any additional repurchases or recalls of our products could be costly to us and could damage the reputation or the value of our brands. If we are required to remove, or we voluntarily remove our products from the market, our reputation or brands could be tarnished, and we may have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the Consumer Commission, or a similar state or foreign regulatory bodies, of a potential safety hazard could result in significant fines being assessed against us, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may be unable to achieve our goals and aspirations related to the reduction of greenhouse gas emissions, or otherwise meet the expectations of our stakeholders with respect to ESG matters.
Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business and our diverse stakeholders expect us to make progress in certain ESG priority issue areas. A failure or perceived failure to meet these expectations could adversely affect public perception of our business, employee morale or customer or stockholder support.
We have announced certain aspirations and goals related to ESG matters, such as plans to reduce certain GHG emissions over time and expect to set further such aspirations and goals to ESG matters. Achievement of these aspirations, targets, plans and goals is subject to numerous risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to successfully identify and implement relevant strategies on a timely and cost-effective basis; our ability to achieve the anticipated benefits and cost savings of such strategies and actions; and the availability and cost of existing and future technologies, such as alternative fuel vehicles, off-site renewable energy, and other materials and components. It is possible that we may be unsuccessful in the achievement of our ESG goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. Furthermore, our stakeholders may not be satisfied with our efforts or the speed at which we are progressing towards any such aspirations and goals. A delay, failure or perceived failure or delay to meet our goals and aspirations could adversely affect public perception of our business, or we may lose stockholder support. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting, which is not incorporated by reference into and does not for many parts of this report.
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
We have in our past recorded substantial impairment charges relating to indefinite-lived intangible assets. If our indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.
A significant portion of our long-term assets have historically consisted of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions as well as through fresh start reporting. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived intangible assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair value. If analysis indicates that an individual asset’s carrying value does exceed its fair value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.
The analysis required by GAAP entails significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, financial condition and operating results. See Note 10 – Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements for further detail.
The successful execution of our operational efficiency and multi-year restructuring initiatives are important to the long-term growth of our business.
We continue to engage in targeted restructuring initiatives to align our business operations in response to current and anticipated future market conditions and investment strategy. We will evaluate opportunities for additional initiatives to restructure or reorganize the business across our operating segments and functions with a focus on areas of strategic growth and optimizing operational efficiency. Significant risks associated with these actions may impair our ability to achieve the anticipated cost reduction or may disrupt our business including delays in shipping, implementation of workforce, redundant costs, and failure to meet operational targets. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, experience delays, or if other unforeseen events occur, our business and results of operation could be adversely affected. Refer to Note 4 - Exit and Disposal Activities in the Notes to the Consolidated Financial Statements for additional detail over restructuring related activity.

Risks Related to our Common Stock
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
Our stock price has been highly volatile. From October 1, 2023 through September 30, 2024, the closing sale price of our common stock has been as low as $64.35 per share and as high as $95.14 per share. Many factors, including some we may be unable to control, may influence the price of the common stock including, without limitation, the following:
•loss of any of our key customers or suppliers, including our B+D licensing agreement with SBD;
•additions or departures of key personnel;
•sales of common stock;
•our ability to execute our business plan;
•announcements and consummations of business acquisitions and divestitures;
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk management and strategy.
We have developed and implemented an enterprise-wide cybersecurity program designed to provide a structured and thorough cybersecurity risk management system and governance structure to assess, identify, and manage material risks from cybersecurity threats. The Company considers the following factors, among others, to assess whether adequate protections are in place to address risks from known and anticipated cybersecurity threats: likelihood and severity of risk, impact on the Company and others, including retail customers, suppliers, consumers, and/or employees, if a risk materializes; feasibility and cost of controls; and impact of controls on our operations.
Our cybersecurity program is aligned with various frameworks for managing cybersecurity risks, such as the National Institute of Standards and Technology Cyber Security Framework for IT systems and International Electrotechnical Commission 62443 which governs cybersecurity for Industrial Control Systems. Our cybersecurity program prioritizes, among other things, prevention of unauthorized access; protection of sensitive information; detection, assessment, and response to cyber threats; and continuous improvements to our cybersecurity measures. We seek to achieve our cybersecurity program priorities through a multi-pronged and -tiered approach to address cyber threats and incidents that includes implementation of various industry best practices, proactive monitoring of our IT systems, ongoing employee training, and regular risk assessments. We also maintain cyber insurance coverage to help mitigate a portion of the potential costs in the event of covered events.
As part of the cybersecurity risk management program, the Company utilizes cybersecurity assessors, consultants, auditors, and other third parties to assist the internal team with network security, cloud security, endpoint security, data loss prevention, and security information and event management. In addition, the Company utilizes a variety of third-party technology, information systems, and service providers to help identify, isolate, and mitigate security incidents. The Information Security team retains external cybersecurity firms to review and provide feedback on improving our cybersecurity program, including in the areas of data protection, threat and vulnerability management, and end-point protection. Tabletop exercises are conducted to prepare for potential cyber incidents and assess preparedness and processes. Cybersecurity training is provided to users of the Company technology resources, regular simulated exercises are conducted to help recognize phishing emails and other social engineering tactics and provide various methods for users to report suspicious activity that may give rise to a cyber incident or threat. Significant results of such testing and reviews are communicated to our executive management team and our Audit Committee, as applicable, and are utilized in our cybersecurity program’s continuous improvement process.
In response to the growing risks associated with third-party service providers, we have established review processes for assessing the technological and information security controls of our third-party suppliers to attempt to identify material cybersecurity risks associated with such providers, their IT systems, and their access to our IT systems that could significantly disrupt our operations. These processes encompass a range of measures, such as pre-engagement cybersecurity due diligence for providers who access our IT systems or information before their engagement, ongoing monitoring and evaluation of our providers, detailed examination of available System and Organization Controls attestation reports, and inclusion of relevant contractual provisions in our agreements with third-party service providers with respect to areas including cyber protections, notifications, auditing, and risk allocation.
To support incident response preparedness, the Company has developed a cybersecurity incident response plan and conducts an annual simulated incident exercise. The cybersecurity incident response plan addresses cybersecurity incidents that directly impact the Company or arise from the Company’s use of third-party technology, information systems, and service providers. The Company also utilizes business continuity and disaster recovery plans to prepare for potential disruptions in technology that the Company relies upon. Further, the Company monitors novel and advanced cybersecurity threats and provides ongoing employee security awareness training.
Cybersecurity governance
Our Board of Directors oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face, including those related to cybersecurity. The Board of Directors has delegated oversight of cybersecurity, including privacy and information security, as well as enterprise risk management to the Audit Committee. In connection with that oversight responsibility, our CIO provides the Audit Committee and the senior executive management team of the Company information and updates on a range of cybersecurity topics which may include our cybersecurity program and governance processes; cyber risk monitoring and management; the status of projects to strengthen our cybersecurity and privacy capabilities; recent significant incidents or threats impacting our operations, industry, or third-party suppliers; and the emerging threat landscape. Our head of Internal Audit also meets with our executive management team and the Audit Committee on a quarterly basis and reports on processes and activities, including applicable cyber risk management, pertinent to enterprise risk management.
Our enterprise-wide cybersecurity program is managed by a dedicated information security team, led by our CIO. Our CIO has more than 25 years of technology experience across various disciplines, including nearly 15 years of experience as a CISO in the financial, manufacturing, and the consumer packaged goods industries. He has led our global information security organization for almost four years. In addition to his employment experience in the cybersecurity field, our CIO has a Master of Computer Systems and a Bachelor’s Degree in Accounting, and he has served on corporate and industry advisory boards related to cybersecurity, all of which have provided him with skills and experience to manage our global information security function. Our CIO regularly meets with other members of our executive team and provides relevant updates on our cybersecurity program.
Material Cybersecurity Risks, Threats & Incidents
We actively monitor the evolving cybersecurity and geopolitical landscapes that could result in new or increased cybersecurity threat. As a global company, we routinely experience the threat of a wide variety of cybersecurity incidents. In the last three (3) fiscal years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from non-material cybersecurity incidents were minimal. However, despite our significant cybersecurity protocols and governance, we cannot assure that we will not experience any such event in the future. Any security breach or other significant disruption involving our computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See Item 1A. Risk Factors for further details on risks related to potential breaches of our information technology systems.

Incident Response
A cybersecurity incident response plan is in place that is designed to provide a framework across all functions for a coordinated identification and response to security incidents. The plan specifies the process for identifying, validating, classifying, documenting, and responding to cybersecurity events as well as determining whether reporting of an event is appropriate under regulatory standards. The plan also includes a materiality assessment framework that sets forth procedures to support our assessment of whether a security incident is “material” under the federal securities laws. Internal reporting and escalation protocols are in place to ensure the involvement of the CIO, other senior executive leaders, and the Audit Committee, as appropriate. Under the plan, regular tabletop exercises are conducted to test preparedness and incident response processes and provide ongoing training.
ITEM 2.    PROPERTIES
The following lists our principal owned or leased administrative, manufacturing, packaging, and distribution facilities at September 30, 2024:

Location	Function / Use	Owned / Leased
U.S. Locations
Bentonville, Arkansas	HPC, GPC, & H&G Shared - Commercial Operations	Leased
Blacksburg, Virginia	GPC - Research & Development	Leased
Blacksburg, Virginia	GPC - Manufacturing	Owned
Bridgeton, Missouri	GPC - Manufacturing	Leased
Dothan, Alabama	H&G - Distribution	Leased
Earth City, Missouri	GPC Headquarters, H&G Headquarters and NA Shared Operations	Leased
Edwardsville, Illinois	GPC - Distribution	Leased
Edwardsville, Illinois	H&G - Distribution	Leased
Fairfield, New Jersey	HPC - Commercial Operations	Leased
Las Palmas, Puerto Rico	HPC - Distribution	Leased
Middleton, Wisconsin	Corporate Headquarters, HPC Headquarters and NA Shared Operations	Leased
Miramar, Florida	HPC - Commercial Operations and LATAM Shared Operations	Leased
Moorpark, California	GPC - Commercial Operations	Leased
New Britain, Connecticut	HPC - Distribution	Leased
Noblesville, Indiana	GPC - Manufacturing	Owned
Redlands, California	HPC - Distribution	Leased
Riverview, Florida	GPC - Research & Development	Owned
Vinita Park, Missouri	H&G - Manufacturing	Leased
Non-U.S. Locations
Alcobendas, Spain	HPC - Commercial Operations	Leased
Auckland, New Zealand	HPC – Distribution	Leased
Ballerup, Denmark	HPC - Commercial Operations	Leased
Ballymount, Ireland	HPC - Commercial Operations	Leased
Barcelona, Spain	HPC - Commercial Operations	Leased
Bogota, Colombia	HPC & GPC Shared - Commercial Operations and LATAM Shared Operations	Leased
Borgholzhausen, Germany	GPC - Distribution	Leased
Bucharest, Romania	HPC - Commercial Operations	Leased
Budapest, Hungary	HPC - Commercial Operations	Leased
Cali, Colombia	HPC - Distribution	Leased
Catalca, Türkiye	HPC - Distribution	Leased
Ceska Liska, Czech Republic	HPC - Commercial Operations	Leased
Coevorden, Netherlands	GPC - Distribution	Leased
Cuautitlan, Mexico	GPC – Distribution, H&G Distribution	Leased
El Dorado, Panama	HPC & GPC Shared - Commercial Operations	Leased
Escobar, Argentina	HPC – Distribution	Leased
Etobicoke, Canada	HPC – Distribution	Leased
Guatemala, Guatemala	HPC - Commercial Operations	Leased
Istanbul, Türkiye	HPC - Commercial Operations	Leased
Lisboa, Portugal	HPC - Commercial Operations	Leased
Ljublijana, Slovenia	HPC - Commercial Operations	Leased
Llica de Vall, Spain	HPC – Distribution	Leased
Manchester, UK	HPC & GPC Shared - UK Operations	Owned
Mechelen, Belgium	HPC - Commercial Operations	Leased

Location	Function / Use	Owned / Leased
Non-U.S. Locations (continued)
Melle, Germany	GPC - Manufacturing, Distribution & Commercial Operations	Owned
Mentone, Australia	HPC - Commercial Operations & Distribution	Leased
Mexico City, Mexico	HPC & GPC Shared - Commercial Operations	Leased
Milan, Italy	HPC & GPC Shared - Commercial Operations	Leased
Ningbo City, China	HPC - Commercial Operations	Leased
Nottingham, UK	GPC - Commercial Operations & Distribution	Leased
Nuremberg, Germany	HPC - Distribution	Leased
Otopeni, Romania	HPC – Commercial Operations	Leased
Panama City, Panama	HPC – Commercial Operations	Leased
Penrose, New Zealand	HPC - Commercial Operations	Leased
Pingshan, China	HPC – Distribution	Leased
Puteaux, France	GPC – Commercial Operations	Leased
San Jose, Costa Rica	HPC - Commercial Operations	Leased
San Salvador, El Salvador	HPC - Commercial Operations	Leased
Santa Domingo, Dominican Republic	HPC - Commercial Operations	Leased
Schwabach, Germany	HPC – Distribution	Leased
Shenzhen, China	APAC Shared Operations & Distribution	Leased
Singapore, Singapore	HPC & GPC Shared - Commercial Operations	Leased
Sofia, Bulgaria	HPC - Commercial Operations & Distribution	Leased
Stockholm, Sweden	HPC - Commercial Operations	Leased
Sulzbach, Germany	EMEA - Shared Operations	Leased
Tegucigalpa, Honduras	HPC - Commercial Operations	Leased
Tarlungeni, Romania	HPC – Commercial Operations & Distribution	Leased
Upton, UK	GPC – Distribution	Leased
Utrecht, Netherlands	HPC - Commercial Operations	Leased
Vantaa, Finland	HPC - Commercial Operations	Leased
Vicente Lopez, Argentina	HPC - Commercial Operations	Leased
Vienna, Austria	GPC - Commercial Operations	Leased
Warsaw, Poland	Shared - Commercial Operations	Leased
Woking, UK	GPC - Commercial Operations	Leased
Wombourne, UK	HPC - Commercial Operations & Distribution	Leased
Xiamen, China	HPC & GPC Shared - Commercial Operations	Leased
Yokkaichi, Japan	GPC – Distribution	Leased
Yokohama, Japan	GPC - Commercial Operations	Leased
Zagreb, Croatia	HPC – Commercial Operations	Leased
We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.
ITEM 3.    LEGAL PROCEEDINGS
We have disclosed all matters of legal proceedings believed to have an adverse effect on our results of operations, financial condition, liquidity or cash flows in the notes to our consolidated financial statements. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for additional detail.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5.    MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
As of November 8, 2024 there were approximately 1,059 holders of record based upon data provided by the transfer agent for the SBH’s common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Equity Plans
Equity based incentive and performance compensation awards provided to employees, directors, officers and consultants were issued pursuant to the following awards plans:
•Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan as approved and amended by the stockholders.
•Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan, as approved and amended by stockholders.
The following is a summary of the authorized and available shares per the respective plans:

(number of shares, in millions)	Authorized	Available
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	7.1	0.4
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	2.6	1.8
Refer to Note 18 – Share Based Compensation in the Notes to our Consolidated Financial Statement for additional information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On June 17, 2023, the Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of common stock (the "2023 Repurchase Program"), which was in effect from June 17, 2023 until May 20, 2024 when it was suspended and replaced by the 2024 Repurchase Program (as described below). The 2023 Repurchase Program permitted shares to be repurchased in open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased, and the timing of any repurchases, was dependent on factors such as the share price, economic and market conditions, and corporate and regulatory requirements.
During the year ended September 30, 2024, and as part of the 2023 Repurchase Program, the Company had entered into a $200 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through November 15, 2024, until the cap was reached or until the plan was terminated. On May 20, 2024, such 10b5-1 repurchase plan was terminated with a total of 1.9 million shares repurchased for $156.0 million. During the year ended September 30, 2023 and as part of the 2023 Repurchase Program, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase an aggregate of $500 million of the Company’s common stock. Pursuant to the ASR Agreement, the Company paid $500.0 million to the financial institution at inception of the agreement and took delivery of 5.3 million shares, which represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. Upon settlement of the ASR Agreement effective November 16, 2023, the financial institution delivered additional shares of 1.3 million, based on the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount.
On May 20, 2024, the Company announced a new $500 million common stock repurchase program authorized by its Board of Directors (the "2024 Repurchase Program"), replacing the Company’s 2023 Repurchase Program, which is effective from May 20, 2024 until the earlier of the maximum amount being repurchased or the suspension, termination or replacement of the program by the Company’s Board of Directors. The 2024 Repurchase Program permits shares to be repurchased in open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased, and the timing of any repurchases, will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. As part of the approved 2024 Repurchase Program, the Company purchased $50.0 million aggregate principal amount of Common Stock concurrent with the pricing of the offering of the Exchangeable Notes in May 2024 in privately negotiated transactions effected through one of the initial purchasers and/or its affiliates. The 2024 Repurchase Program may be suspended or discontinued at any time.
See Note 17 - Shareholders' Equity in the Notes to the Consolidated Financial Statements for further detail.
The following summarizes the activity of common stock repurchases under the program in the fourth quarter of the year ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
July 1, 2024 to July 28, 2024	—	$—	—	$402,696,794
July 29, 2024 to August 25, 2024	—	—	—	402,696,794
August 26, 2024 to September 30, 2024	—	—	—	402,696,794
As of September 30, 2024	—	$—	—	$402,696,794
The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements, and may use funds received from its divestitures to support the common stock repurchase program.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock to the cumulative total return of the Russell 1000 Financial Index, the S&P 500 Household Products Index. The comparison below assumes that $100 was invested in the common stock of SBH from September 30, 2019 until September 30, 2024. The comparison is based upon the closing price of the common stock, as applicable, and assumes the reinvestment of all dividends, if any. The returns of each of the companies in our peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stockholder return shown on the graph below is not necessarily indicative of future performance and will not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Five Year Total Return

$250
$200
$150
$100
$50
$0
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23
09/30/24
Spectrum Brands Holdings, Inc.
Russell 1000 Index
S&P 500 Household Products Index

ITEM 6.    RESERVED.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with our Consolidated Financial Statements and related notes in this Annual Report. Unless the context indicates otherwise, the terms the “Company,” “we,” “our” or “us” are used to refer to SBH and its subsidiaries, collectively.
Non-GAAP Measurements
Our consolidated results contain non-GAAP metrics such as organic net sales, Adjusted EBITDA and Adjusted EBITDA margin. While we believe organic net sales and Adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results.
Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (where applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rates and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the current period net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period.
The following is a reconciliation of net sales to organic net sales of for the year ended September 30, 2024, compared to net sales for the year ended September 30, 2023:

	2024			Net Sales 2023	Variance
(in millions, except %)	Net Sales	Effect of Changes in Currency	Organic Net Sales
GPC	$1,151.5	$(7.7)	$1,143.8	$1,139.0	$4.8	0.4%
H&G	578.6	—	578.6	536.5	42.1	7.8%
HPC	1,233.8	6.1	1,239.9	1,243.3	(3.4)	(0.3%)
Total	$2,963.9	$(1.6)	$2,962.3	$2,918.8	43.5	1.5%
Adjusted EBITDA and adjusted EBITDA Margin. Adjusted EBITDA and adjusted EBITDA margin are non-GAAP metrics used by management, which we believe are useful to investors to measure the operational strength and performance of our business. These metrics provide investors additional information about our operating profitability for certain non-cash items, non-routine items we do not expect to continue at the same level in the future, as well as other items not core to our continuing operations. By providing these measures, together with a reconciliation of the most directly comparable GAAP measure, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives, as securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities, and they are regularly used by management and our board of directors for internal purposes in evaluating our business performance, making budgeting decisions, and comparing our performance against other peer companies using similar measures. They facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. See Note 11 - Debt in the Notes to the Consolidated Financial Statements for additional detail.
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA also excludes certain non-cash adjustments including share based compensation (see Note 18 - Share Based Compensation in the Notes to the Consolidated Financial Statements for further detail); impairment charges on property, plant and equipment, right of use lease assets, and goodwill and other intangible assets (See Note 9 - Property, Plant and Equipment, Note 12 - Leases, and Note 10 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements for further detail, respectively); gain or loss from the early extinguishment of debt through the repurchase or early redemption of debt (See Note 11 - Debt in the Notes to the Consolidated Financial Statements for further detail); and purchase accounting adjustments recognized in income subsequent an acquisition attributable to the step-up in value on assets acquired, including, but not limited to, inventory or lease assets. Additionally, the Company will further recognize adjustments from adjusted EBITDA for other costs, gains and losses that are considered significant, non-recurring, or otherwise not supporting the continuing operations and revenue generating activity of the segment or Company, including but not limited to, exit and disposal activities (See Note 4 - Exit and Disposal Activities in the Notes to the Consolidated Financial Statements for further detail), or incremental costs associated with strategic transactions, restructuring and optimization initiatives such as the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure the Company and its operations. Adjusted EBITDA margin is adjusted EBITDA as a percentage of reported net sales.

The following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for the years ended September 30, 2024 and 2023:

(in millions, except %)	2024	2023
Net income (loss) from continuing operations	$99.3	$(233.7)
Income tax expense (benefit)	64.3	(56.5)
Interest expense	58.5	116.1
Depreciation	57.3	48.9
Amortization	44.5	42.3
Share based compensation	17.5	17.2
Non-cash impairment charges	50.3	242.6
Non-cash purchase accounting adjustments	1.2	1.9
(Gain) loss from early extinguishment of debt	(2.6)	3.0
Exit and disposal costs	1.0	9.3
HHI separation costs[1]	3.9	8.4
HPC separation initiatives[1]	13.4	4.2
Global ERP transformation[1]	15.0	11.4
Tristar Business integration[1]	—	7.0
HPC product recall[2]	6.9	7.7
Gain from remeasurement of contingent consideration[3]	—	(1.5)
Representation and warranty insurance proceeds[4]	(65.0)	—
Litigation costs[5]	2.9	3.0
HPC inventory disposal[6]	—	20.6
Other[7]	3.4	23.2
Adjusted EBITDA	$371.8	$275.1
Net sales	$2,963.9	$2,918.8
Net income (loss) from continuing operations margin	3.4%	(8.0)%
Adjusted EBITDA margin	12.5%	9.4%
________________________________________
1 Incremental costs associated with strategic transactions, restructuring and optimization initiatives, including, but not limited to, the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure operations. Refer to Strategic Transactions, Restructuring and Optimization Initiatives discussion within the Business Overview section for further detail.
2 Incremental net costs from product recalls in the HPC segment. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further detail.
3 Non-cash gain from the remeasurement of a contingent consideration liability associated with the Tristar Business acquisition.
4 Gain from the receipt of insurance proceeds on representation and warranty policies associated with the Tristar Business acquisition. See Note 20 Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further detail.
5 Litigation costs primarily associated with the Tristar Business acquisition. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further detail.
6 Non-cash write-off from disposal of HPC inventory. See Note 8 - Inventory in the Notes to the Consolidated Financial Statements, for further detail.
7 Other is attributable to (1) other strategic transaction, restructuring and optimization initiatives; (2) other foreign currency loss from the liquidation and deconsolidation of the Company’s Russia operating entity during the year ended September 30, 2024; (3) key executive severance and other one-time compensatory costs; (4) non-recurring insurable losses, net insurance proceeds (5) impact from the early settlement of foreign currency cash flow hedges during September 30, 2023, as previously reported, and (6) tolling agreement costs during September 30, 2023 following the divestiture of the Coevorden operating facility, as previously reported.

Business Overview
The following section provides a general description of our business as well as recent developments for the years ended September 30, 2024 and 2023, which we believe are important to understanding our results of operations, our financial condition, and anticipated future trends. Refer to Item 1 - Business and Note 1 - Description of Business in the Notes to the Consolidated Financial Statements for an overview of our business. For a discussion of our fiscal 2022 results, please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 21, 2023.
Strategic transactions, restructuring and optimization initiatives
The Company periodically evaluates and enters into strategic transactions that may result in the acquisition or divestiture of a business which impacts the comparability of the financial results of the consolidated group and or segments. Additionally, we develop and enter into restructuring and optimization initiatives to improve efficiencies and utilization to reduce costs, increase revenues and improve margins, which may have a significant impact on the comparability of financial results on the consolidated financial statements. These changes and updates are inherently difficult and are made even more difficult by current global economic conditions. Our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors, or inflation and increased interest rates, many of which are beyond our control. Moreover, the comparability of financial information may be impacted by incremental amounts attributable to such strategic transactions, restructuring and optimization initiatives. The following is a summary of costs attributable to strategic transactions and business development costs that are considered as having a significant impact on the comparability of the financial results on the consolidated financial statements and segment financial information, for the respective projects during the years ended September 30, 2024 and 2023:

(in millions)	2024	2023
HHI divestiture and separation costs[1]	$3.9	$8.4
HPC separation initiatives[2]	13.4	4.2
Global ERP transformation[3]	15.0	11.4
Tristar integration[4]	—	7.0
Other[5]	0.4	7.6
Total	$32.7	$38.6
Reported as:
Selling, general & administrative expense	32.7	38.6
________________________________________
1 Costs attributable to the HHI divestiture effective June 2023 consisting of legal and professional fees to effect the close of the transaction and subsequent costs to facilitate separation and transition of systems and processes subject to transition services agreements (“TSAs”). Costs are expected to be incurred through the transition period of up to 24 months following the close of the transaction as the Company exits various TSAs. See Note 3 - Divestitures in the Notes to the Consolidated Financial Statements for further discussion.
2 Costs attributable to efforts to facilitate a strategic separation of the HPC segment either through a spin, merger or sale, consisting of legal and professional fees to facilitate transaction opportunities and diligence, consult on tax and compliance implications, legal entity restructurings, system and process segregation, carve-out financials and the confidential filing of a Form 10 registration statement in July 2024. Costs are expected to be incurred until a transaction is realized.
3 Costs attributable to a multi-year transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis, including project management and professional services for planning, design, and business process review that do not qualify as software configuration and implementation costs recognized as capital expenditures or deferred costs under applicable accounting principles. Costs are anticipated to be incurred through various deployments through September 30, 2025.
4 Costs attributable to the integration of the Tristar Business with the HPC segment, acquired in February 2022, consisting of the integration of systems and processes, and the merger of commercial operations, supply chain and other shared enabling functions.
5 Other costs primarily consist of professional fees for business transformation initiatives, strategy development and distribution center transitions.
Exit and Disposal Activity
The Company periodically recognizes exit and disposal costs primarily consisting of severance and contract termination costs that may be attributable to a reorganization or restructuring of the Company, cost savings initiatives, or in consideration of a recent strategic transaction. Such actions results in the recognition of costs to the Company that are considered incremental and not reflective of the continuing operating costs of the business and may impact the comparability of the consolidated business and its segments. Refer to the Note 4 - Exit and Disposal Activities in the Notes to the Consolidated Financial Statements for further detail.
Refinancing Activity
The following recent financing activity has a significant impact on the comparability of financial results on the consolidated financial statements.
•On May 23, 2024, the Company completed its offering of $350.0 million principal amount of 3.375% Exchangeable Senior Notes due June 1, 2029 (the “Exchangeable Notes”), recognizing $11.8 million of fees and expenses which were capitalized as debt issuance costs and will be amortized over the term of the Exchangeable Notes.
•Concurrent with the issuance of the Exchangeable Notes during the year ended September 30, 2024, the Company completed a tender offer on the aggregate outstanding principal balance of the 4.00% Senior Notes due 2026 (the “2026 Notes”), the 5.00% Senior Notes due 2029, the 5.50% Senior Notes due 2030, and the 3.875% Senior Notes due 2031 (the “2031 Notes”) (collectively, the “Tendered Notes”) and redeemed the remaining outstanding principal balance of the 2026 Notes, resulting in the reduction of the principal debt balance of $1,174.4 million and recognition of a loss on early extinguishment of $2.2 million.
•During the years ended September 30, 2024 and 2023, the Company repurchased outstanding bonds in the open market at a discount resulting in the recognition of a gain on extinguishment of $4.7 million and $7.9 million, respectively.

•During the year ended September 30, 2023, following the close of the HHI divestiture in June 2023, the Company repaid its outstanding term loan and all outstanding borrowings with the Revolver Facility under the Credit Agreement, and terminated the Incremental Revolving Credit Facility Tranche, along with the remaining $450.0 million aggregate principal amount of 5.750% Senior Notes due 2025 in full at the redemption price. The Company recognized $10.8 million as a loss from the early extinguishment of debt.
•Additionally, during the year ended September 30, 2023, and prior to the closing of the HHI divestiture, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0 before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee. Following the close of the HHI divestiture, the maximum consolidated total net leverage ratio was reverted to 6.0 to 1.0. The Company incurred $2.3 million in connection with the fourth amendment, which has been recognized as interest expense.
See Note 11 - Debt in the Notes to the Consolidated Financial Statements for additional detail regarding debt and refinancing activity.
Tristar Business Acquisition
Following the purchase of the Tristar Business in February 2022, the Company and its HPC segment had been detrimentally impacted by aspects of the acquired business’ operations and products, which negatively impacted subsequent operating performance and partner relationships of the acquired brands and segment. Since the acquisition, the acquired business realized, among other things, significant distribution challenges, increased levels of retail inventory, reduced sales, increased promotional spending and deductions, higher level of returns, and overall increased amount of costs. Additionally, the segment has subsequently realized losses attributable to the recognition of product recalls for products associated with the brands, increased risks over the realizability of receivables and inventory, and recognized an impairment on assets including the acquired goodwill and tradename intangible assets. The Company disposed of certain inventory and products associated with the acquired brands, further discussed in Note 8 - Inventory in the Notes to the Consolidated Financial Statements. As of September 30, 2024, the Company believes it has assessed appropriate risks and recognized applicable losses and reserves reflecting the net assets of the Company. The Company is pursuing avenues to remediate and recover such damages and losses realized since the acquisition. During the year ended September 30, 2024, the Company recognized a gain of $65.0 million attributable to insurance proceeds received from its representation and warranty insurance policies associated with the Tristar Business acquisition, further discussed in Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements.
Inflation, Supply Chain and Macroeconomic Environment.
The Company experienced an inflationary environment on a global basis in the wake of the COVID-19 pandemic, geopolitical instability and supply chain constraints such as labor shortages, increased freight and distribution costs from transportation and logistics, higher commodity costs, rising energy pricing, and foreign currency volatility. Together with labor shortages and higher demand for talent, the current economic environment has driven higher wages. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. In response to inflation, our segments had previously taken pricing actions to address rising costs and foreign currency fluctuations to mitigate impacts to our margins. We can provide no assurance that such mitigation would be available in the future.
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
The Company does not maintain a significant level of operations within the territories directly affected by the Russia-Ukraine war and the Israel-Hamas war, including the Middle East, and we closed our commercial operations within Russia, but economic sanctions and hostilities attributable to such conflicts may negatively impact ours and our customers' financial viability and supply chains, which may negatively impact us, supply chain demands, or the demands or economic viability of our customers in other parts of the world.
Consolidated Results of Operations
The following section provides an analysis of our operations for the years ended September 30, 2024 and 2023. For a discussion of our fiscal 2022 results, please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 22, 2022.
The following is summarized consolidated results of operations for the years ended September 30, 2024 and 2023, respectively:

(in millions, except %)	2024	2023	Variance
Net sales	$2,963.9	$2,918.8	$45.1	1.5%
Gross profit	1,109.3	924.3	185.0	20.0%
Selling, general & administrative	958.5	899.6	58.9	6.5%
Impairment of goodwill	—	111.1	(111.1)	n/m
Impairment of intangible assets	45.2	120.7	(75.5)	(62.6)%
Representation and warranty insurance proceeds	(65.0)	—	(65.0)	n/m
Gain from remeasurement of contingent consideration liability	—	(1.5)	1.5	n/m
Interest expense	58.5	116.1	(57.6)	(49.6%)
Interest income	(57.5)	(38.3)	(19.2)	50.1%
(Gain) loss from early extinguishment of debt	(2.6)	3.0	(5.6)	n/m
Other non-operating expense, net	8.6	3.8	4.8	126.3%
Income tax expense (benefit)	64.3	(56.5)	120.8	n/m
Net income (loss) from continuing operations	99.3	(233.7)	333.0	n/m
Income from discontinued operations, net of tax	25.5	2,035.6	(2,010.1)	(98.7%)
Net income	124.8	1,801.9	(1,677.1)	(93.1%)
n/m = not meaningful

Net Sales. The following is a summary of net sales by segment for the years ended September 30, 2024 and 2023 and the principal components of changes in net sales for the respective periods:

(in millions, except %)	2024	2023	Variance
GPC	$1,151.5	$1,139.0	$12.5	1.1%
H&G	578.6	536.5	42.1	7.8%
HPC	1,233.8	1,243.3	(9.5)	(0.8%)
Net Sales	$2,963.9	$2,918.8	45.1	1.5%

(in millions)	2024
Net Sales for the year ended September 30, 2023	$2,918.8
Increase in GPC	4.8
Increase in H&G	42.1
Decrease in HPC	(3.4)
Foreign currency impact, net	1.6
Net Sales for the year ended September 30, 2024	$2,963.9

Year Ended September 30, 2024	Volume	Price	Foreign Currency	Total	Organic
GPC	0.9%	(0.5)%	0.7%	1.1%	0.4%
H&G	7.0%	0.8%	—%	7.8%	7.8%
HPC	—%	(0.3)%	(0.5)%	(0.8)%	(0.3)%
Total	1.7%	(0.2)%	—%	1.5%	1.5%
Refer to the Segment Financial Data section below for further discussion on net sales.
Gross Profit. The following is a summary of the gross profit and gross profit margin for the years ended September 30, 2024 and 2023, respectively, and the principal factors contributing to the change between periods.

(in millions, except %)	2024	2023	Variance
Gross Profit	$1,109.3	$924.3	$185.0		20.0%
Gross Profit Margin	37.4%	31.7%	570	bps

(in millions, except margin)	Gross Profit	Margin
Price	$(4.3)	(10)	bps
Mix	2.4	10	bps
Volume	26.6	80	bps
Cost changes	158.8	490	bps
Other	2.0	—	bps
Foreign exchange rates	(0.5)	—	bps
Change in gross profit and gross profit margin	$185.0	570	bps
Gross profit and gross profit margin increased predominantly due to lower cost inventory compared to higher inventoried costs realized in the prior period and improved volume. Price and mix did not substantively impact gross profit, with some benefit realized from SKU rationalization initiatives in the prior year and reduction in excess inventory sales. Other includes impact from product recalls and restructuring and optimization initiative costs.

Selling, General & Administrative. The following summarizes the selling, general & administrative costs for the years ended September 30, 2024 and 2023, respectively, including amounts as a percentage of net sales for each respective period.

Year Ended (in millions, except %)	2024	% of Net Sales	2023	% of Net Sales	Variance
Sales, marketing & advertising	$346.6	11.7%	$272.1	9.3%	$74.5	27.4%
Distribution	266.9	9.0%	272.6	9.3%	(5.7)	(2.1)%
General & administrative	283.2	9.6%	275.7	9.4%	7.5	2.7%
Research & development	28.1	0.9%	22.5	0.8%	5.6	24.9%
Strategic transaction, restructuring & optimization	33.7	1.1%	56.7	1.9%	(23.0)	(40.6)%
Total selling, general & administrative	$958.5	32.3%	$899.6	30.8%	58.9	6.5%
Sales, marketing & advertising increased due to the Company’s investment towards marketing spend and brand advertising initiatives across all segments, plus increased incentive compensation costs from higher than anticipated operating performance results. Distribution costs decreased due to improved optimization and fulfillment with customers, with lower freight costs compared to the prior year and overall reduction relative to the increase in sales in the current year. General and administrative costs increased due to higher incentive compensation costs from higher than anticipated operating performance results, partially offset by lowered overhead costs from prior year savings initiatives and decrease in bank fees related to suspended factoring on trade receivables. Research and development increased with investment towards product development but remains consistent with overall sales. Strategic transaction, restructuring and optimization costs decreased due to reduced exit and disposal costs, close of the HHI divestiture and completion of Tristar Business integration in the prior year and other non-recurring transformation initiatives, partially offset by incremental investment towards execution of an HPC separation.
Impairment of Goodwill and Intangible Assets. The Company recognized impairment charges of $45.2 million associated with the Rejuvenate® and OmegaSea® tradenames and a non-core strategic tradename during the year ended September 30, 2024, compared to impairment charges on HPC goodwill of $111.1 million and intangible assets of $120.7 million associated with the Rejuvenate®, PowerXL®, and George Foreman® tradenames, in the prior year. See Note 10 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements.
Representation and Warranty Insurance Proceeds. During the year ended September 30, 2024, the Company recognized a gain of $65.0 million from its representation and warranty insurance policy associated with the Tristar Business acquisition. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements.
Interest Expense. Interest expense decreased due to reduced borrowings following the close of the HHI divestiture in June 2023, plus the issuance of the Exchangeable Notes and tender offer and bond redemption during the year ended September 30, 2024, as discussed in the refinancing activity above, further reducing outstanding principal balance and average borrowing rates. See Note 11 – Debt in the Notes to the Consolidated Financial Statements.
Interest Income. Interest income increased due to interest on term deposits entered into using cash proceeds from the closing of the HHI divestiture in June 2023, with reduced term deposits following the previously discussed tender offer and bond redemption during the year ended September 30, 2024.
(Gain) Loss From Early Extinguishment of Debt. The Company recognized income from discounts realized on the repurchase of debt and losses attributable to the paydown of debt during the years ended September 30, 2024 and 2023 following the close of the HHI divestiture in June 2023, as discussed in the refinancing activity above. See Note 11 - Debt in the Notes to the Consolidated Financial Statements.
Other Non-Operating Expense, Net. Other non-operating expense, net increased primarily due to the changes in foreign currency transaction gains and losses, including the realization of translation loss from the liquidation and de-consolidation of the Company’s Russia operating entity during the year ended September 30, 2024.
Income Taxes. The effective tax rate was 39.3% for the year ended September 30, 2024, compared to 19.5% for the year ended September 30, 2023. Our annual effective tax rate is significantly impacted by income earned outside the U.S. that is subject to U.S. tax including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, state income taxes, and foreign rates that differ from the U.S. federal statutory rate. See Note 16– Income Taxes in the Notes to the Consolidated Financial Statements.
Income From Discontinued Operations. Income from the prior year primarily reflects the income from the HHI segment prior to the completion of its divestiture in June 2023 and the realized gain on sale. Income attributable to discontinued operations in the current year primarily reflects changes to indemnifications associated with the divested businesses and related tax provision adjustments. See Note 3 - Divestitures in the Notes to the Consolidated Financial Statements.
Segment Financial Data
This section provides an analysis of our results of reportable segments for the years ended September 30, 2024 and 2023. For a discussion of our fiscal 2022 results, please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 22, 2022.
Global Pet Care (GPC)

(in millions, except %)	2024	2023	Variance
Net sales	$1,151.5	$1,139.0	$12.5	1.1%
Adjusted EBITDA	216.1	190.6	25.5	13.4%
Adjusted EBITDA margin	18.8%	16.7%	210	bps
Net sales increased 1.1 % with an increase in organic net sales of 0.4% excluding favorable foreign exchange impact of $7.7 million. The increase is primarily attributable to higher volume through incremental distribution in e-commerce and food and drug channels, partially offset by softness in mass retail. Volume growth was predominantly focused on consumables in both product categories, such as chews and treats, dog and cat food, and aquatic nutrition; partially offset by decreases in hard goods primarily in our aquatics categories such as aquarium kits and equipment, and prior year volumes from the exit of non-strategic categories and lower margin SKUs, positively impacting mix and profitability. Adjusted EBITDA and adjusted EBITDA margin increased due to higher volume, improved gross profit margins from reduced material and input costs carrying into the fiscal year, plus reduced operating cost overhead from prior year cost savings initiatives, positive product and channel mix, partially offset by additional investments in marketing and advertising and product innovation.

Home & Garden (H&G)

(in millions, except %)	2024	2023	Variance
Net sales	$578.6	$536.5	$42.1	7.8%
Adjusted EBITDA	90.8	72.5	18.3	25.2%
Adjusted EBITDA margin	15.7%	13.5%	220	bps
Net sales increased 7.8 % due to higher volume across all product categories with favorable weather trends, improved temperatures and precipitation levels driving increased retail traffic and distribution with larger home center and mass retail partners, with a high concentration in Spectracide® and our controls products. Repellent products benefited from an extended season and storms activity driving volume increase later in the season compared to the prior year. Adjusted EBITDA and adjusted EBITDA margin increased due to higher sales volumes, improved gross profit margins from reduced material and input costs and manufacturing efficiencies carrying into the fiscal year, plus reduced operating cost overhead from prior year cost savings initiatives, and favorable product mix partially offset by additional investments in marketing and advertising and product innovations. Adjusted EBITDA excludes an impairment charge of $39.0 million on the Rejuvenate® tradename intangible asset during the year ended September 30, 2024, and an impairment charge of $56.0 million on the Rejuvenate® tradename intangible asset during the year ended September 30, 2023, further discussed in Note 10 -Goodwill and Intangibles in the Notes to the Consolidated Financial Statements.
Home & Personal Care (HPC)

(in millions, except %)	2024	2023	Variance
Net sales	$1,233.8	$1,243.3	$(9.5)	(0.8%)
Adjusted EBITDA	75.3	43.1	32.2	74.7%
Adjusted EBITDA margin	6.1%	3.5%	260	bps
Net sales decreased 0.8 % with a decrease in organic net sales of 0.3% excluding unfavorable foreign currency of $6.1 million. Decrease is attributable to lower volumes from our kitchen appliances product category during the first half of the year from reduced mass retail listings in NA carrying over from the prior year, mitigated by new listings in second half of the year, volume growth in personal care and overall higher volume distribution through e-commerce channels. Adjusted EBITDA and adjusted EBITDA margin increased due to improved profitability with lower product cost, SKU rationalization and reduced excess inventory sales, plus reduced overhead due to operating cost reduction initiatives in the prior year, partially offset by additional investments in marketing and advertising and product innovation. Adjusted EBITDA excludes the recognition of proceeds from representation warranty insurance policies of $65.0 million during the year ended September 30, 2024, further discussed in Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, and impairment charges for reporting unit goodwill of $111.1 million and $64.7 million on indefinite lived intangible assets during the year ended September 30, 2023, further discussed in Note 10 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
This section provides a discussion of our financial condition and an analysis of our cash flows for the years ended September 30, 2024 and 2023. For a discussion of our fiscal 2022 results, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 22, 2022. This section also provides a discussion of our contractual operations and other commercial commitments as well as our ability to fund future commitments and operating activities through sources of capital as of September 30, 2024.
The following is a summary of the Company’s net cash flows from continuing operations for the years ended September 30, 2024 and 2023:

(in millions)	2024	2023
Operating activities	$269.8	$8.0
Investing activities	$1,021.2	$3,191.9
Financing activities	$(1,578.2)	$(2,263.3)
Cash flows from operating activities
Cash flows provided by operating activities for continuing operations increased $261.8 million due to the reduction in cash used for working capital, primarily from improved sales and collections, reduced purchasing costs and overall inventory reduction compared to higher supply chain costs in the prior year, lower strategic transactions and restructuring initiative spending, and improved payment terms on payables, partially offset by the reduction in cash provided by receivables due to the suspension of receivables factoring.
Cash flows from investing activities
Cash flows provided by investing activities for continuing operations decreased $2,170.7 million primarily due to the net cash proceeds from the HHI divestiture in the prior year and the investment of net proceeds in short-term investments into the current year.
Cash flows from financing activities
Cash flows used by financing activities for continuing operations decreased $685.1 million due to the pay down of debt, debt repurchases and treasury share repurchases in the current and prior year following the HHI divestiture, and the net issuance of the Exchangeable Notes in the current year. During the year ended September 30, 2024, the Company paid down outstanding Senior Notes through a tender offer, plus engaged in open market repurchases of a portion of outstanding Senior Notes, resulting in total cash used towards the repayment of debt of $1,349.3 million. Concurrent with the tender offer, we issued $350.0 million of Exchangeable Notes and paid premium on associated capped calls of $25.2 million. Refer to Note 11 - Debt in the Notes to Consolidated Financial Statements for additional information. During the year ended September 30, 2024, the Company used $482.7 million for the repurchase of common stock. See Note 17 - Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information. Cash dividend payments decreased due to lower shares outstanding with a consistent quarterly dividend rate of $0.42 per share. There was no issuance of common stock, other than through the Company’s share-based compensation plan, which is recognized as a non-cash financing activity.

Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of September 30, 2024, the Company has total cash and cash equivalents of $368.9 million and borrowing availability under the credit facility of $490.8 million, net of outstanding letters of credit of $9.2 million, under our credit facility with a total liquidity of $859.7 million.
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
Following the close of the HHI divestiture in June 2023, the Company received a substantial amount of proceeds which the Company used to paydown debt and repurchase treasury shares as well as invest in term deposits, funds operations and support working capital needs During the year ended September 30, 2024, the Company substantially refinanced and reduced its debt obligations through the completion of a tender offer on existing bonds, issuance of the Exchangeable Notes and the repurchase of debt in the open market. See Note 11 - Debt in the Notes to the Consolidated Financial Statements for further detail. The Company may continue to make repayments on its debt obligations in the future, which may include repayments, redemptions, repurchases, refinancing or exchanges of its outstanding Senior Notes, any of which will be dependent on various factors, including market conditions. Any such repurchases may be effected through a variety of means, including privately negotiated transactions, market transactions, tender offers, redemptions or as otherwise required or permitted by the instruments covering the Company’s outstanding indebtedness. The Company also continued to repurchase shares of common stock during the year ended September 30, 2024. See Note 17 - Shareholders' Equity in the Notes to the Consolidated Financial Statements for further detail. We may, from time to time, seek to repurchase additional shares of our common stock and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.
We maintain a capital structure that we believe provides us with sufficient access to credit and capital markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At September 30, 2024, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 3.375% Exchangeable Notes due June 1, 2029, the 5.00% Notes due October 1, 2029, the 5.50% Notes due July 15, 2030, and the 3.875% Notes due March 15, 2031.
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
The majority of our business is not considered seasonal with a year-round selling cycle that is overall consistent during the fiscal year with the exception of our H&G segment. H&G sales typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) due to customer seasonal purchasing patterns and the timing of promotional activity. This seasonality requires the Company to ship large quantities of products ahead of peak consumer buying season that can impact cash flow demands to meet manufacturing and inventory requirements earlier in the fiscal year, as well as extended credit terms and/or promotional discounts throughout the peak season.
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. See Note 7 - Receivables in the Notes to the Consolidated Financial Statements for additional detail. The Company has temporarily suspended its receivable factoring activity. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company’s trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. See Note 14 - Supplier Financing Programs in the Notes to the Consolidated Financial Statements for additional detail. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company’s responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution and continue to be recognized as accounts payable on the Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.
Debt obligations
Our debt obligations, excluding finance leases, have varying maturity dates with no material outstanding principal payments due within the following 12 months. Refer to Note 11 - Debt in the Notes to the Consolidated Financial Statements for expiration dates and maturity schedules on outstanding debt obligations for the following 5 years and thereafter. In addition to the outstanding principal on our debt, we anticipate annual interest payments of approximately $22.1 million including unused fees associated with the Revolver Facility with interest of approximately $4.3 million attributable to finance leases. Interest on the notes is payable semi-annually in arrears and interest on borrowings under the Revolver Facility, if any, would be payable on various interest payment dates as provided in the Credit Agreement.

Lease obligations
The Company enters into leases primarily pertaining to real estate for manufacturing facilities, distribution centers, office space, warehouses, and various equipment including automobiles, machinery, computers, and office equipment, amongst others. Lease obligations with a term in excess of 12 months are recognized on the Consolidated Statement of Financial Position. See Note 12 - Leases of the Notes to the Consolidated Financial Statement for further detail, including maturity schedule on outstanding finance and operating lease obligations for the following 5 years and thereafter, including imputed interest not reflected on the Consolidated Statements of Financial Position, as well as additional disclosure on lease commitments that have not yet commenced and therefore not yet reflected as an obligation on the Consolidated Statements of Financial Position.
Employee benefit plan obligations
The Company and its subsidiaries are sponsors to various defined benefit pension plans covering some of its employees that provide post-employment benefits of stated amounts for each year of service, including non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans. The Company’s recognizes an actuarial determined unfunded projected benefit obligation, net fair value of dedicated plan assets. See Note 15 - Employee Benefit Plans in the Notes to the Consolidated Financial Statements for further detail including the projected payments on the outstanding obligation for the following 5 years and thereafter. The Company anticipates that benefit obligations will be predominantly paid through dedicated plan assets. Future contributions to defined benefit plans are not expected to be material to the operations and cash flow for the Company.
Other commitments and obligations
Other commitments and obligations include an outstanding mandatory repatriation tax liability of $11.1 million that is payable over the next 2 years, with $5.2 million due and payable in the next 12 months. Our Consolidated Statements of Financial Position also includes reserves for uncertain tax positions; however, it is not possible to predict or estimate the amount and timing of payments for uncertain tax positions and those liabilities have been excluded from the obligations above. The Company cannot reasonably predict the ultimate outcome of income tax audits currently in progress for certain of our companies. It is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized. See Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements for additional discussion.
The Company has recognized other payables associated with indemnifications following divestitures, including tax indemnifications, that we cannot reasonably predict the ultimate outcome of our obligation; however, it is reasonably possible that during the next 12 months, some portion of our indemnification payable could be recognized. See Note 3 – Divestitures in the Notes to the Consolidated Financial Statements for further discussion. The Company has other obligations associated with various contingent matters includes environmental remediation obligations, product liabilities and warranties, and product recalls. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion. The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Guarantor Statements
SBI has issued the 3.375% Exchangeable Notes under the 2029 Indenture and the 3.875% Notes under the 2031 Indentures, (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Spectrum Brands Holdings, Inc., as parent guarantor, and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries. See Note 11 - Debt for further detail.
The following financial information consists of summarized financial information of the Obligor, presented on a combined basis. The “Obligor” consists of the financial statements of SBI as the debt issuer, SBH as a parent guarantor, and the domestic subsidiaries of SBI as subsidiary guarantors. Intercompany balances and transactions between SBI and the guarantors have been eliminated. Investments in non-guarantor subsidiaries and the earnings or losses from those non-guarantor subsidiaries have been excluded.

(in millions)	2024
Statement of Operations Data
Third-party net sales	$1,829.4
Intercompany net sales to non-guarantor subsidiaries	22.8
Total net sales	1,852.2
Gross profit	662.3
Operating income	22.2
Net loss from continuing operations	(23.6)
Net loss	(6.1)
Net loss attributable to controlling interest	(6.1)
Statement of Financial Position Data
Current assets	$1,228.0
Noncurrent assets	3,989.6
Current liabilities	901.6
Noncurrent liabilities	930.9
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of September 30, 2024, are as follows:

(in millions)	2024
Statement of Financial Position Data
Current receivables from non-guarantor subsidiaries	$125.4
Long-term receivable from non-guarantor subsidiaries	30.7
Current payable to non-guarantor subsidiaries	59.7
Long-term debt with non-guarantor subsidiaries	20.2

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP and fairly present our financial position and results of operations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and evaluates its estimates on an ongoing basis. The following section identifies and summarizes those accounting policies considered by management to be the most critical to understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates. Refer to Note 2 - Significant Accounting Policies and Practices in the Notes to the Consolidated Financial Statements for all relevant accounting policies.
Goodwill, Intangible Assets and Other Long-Lived Assets
The Company’s goodwill, intangible assets and tangible fixed assets are stated at historical cost, net of depreciation and amortization, less any provision for impairment. Intangible and tangible assets with determinable useful lives are amortized or depreciated on a straight-line basis over estimated useful lives. Refer to Note 2 - Significant Accounting Policies and Practices in the Notes to the Consolidated Financial Statements for more information about useful lives.
On an annual basis, during the fourth quarter of the fiscal year, or more frequently if triggering events occur, the Company tests for impairment of goodwill by either performing a qualitative assessment or quantitative test for some or all reporting units. Our reporting units are consistent with our operating segments. See Note 21 - Segment Information in the Notes to the Consolidated Financial Statements for further discussion of operating and reporting segments. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances, including, but not limited to macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in market value, composition or carrying amount of a reporting unit's net asset, and considering change in the market price of the Company’s common stock. If we determine that it is more likely than not the carrying value is greater than the fair value of a reporting unit after assessing the totality of facts and circumstances, a quantitative assessment is performed to determine the reporting unit fair value and measure the impairment. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we use both an income approach and a market approach. The income approach is a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. The market approach is a guideline public company method that assesses value of our reporting unit based upon market multiples derived from financial results of selected comparable companies. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit goodwill and its carrying value. During the year ended September 30, 2024, the Company had no impairments of goodwill for any of its reporting units. See Note 10 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion.
The Company also has indefinite-lived intangible assets that consist of acquired tradenames. On an annual basis, during the Company’s fourth quarter, or more frequently if triggering events occur, the Company tests for impairment by either performing a qualitative assessment or quantitative test for some or all indefinite-lived intangible assets. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible assets is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances including, but not limited to, macroeconomic conditions, industry and market conditions, cost factors, changes in strategy and overall financial performance. If we determine that it is more likely than not the carrying value is greater than the fair value of an indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure the impairment. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. During the year ended September 30, 2024, we recognized an impairment charge for the Rejuvenate® tradename and a non-core tradename in response to triggering events identified earlier in the fiscal year, plus an impairment charge for the OmegaSea® tradename as part of our annual impairment analysis in the fourth quarter. See Note 10 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion.
There is potential risk of impairment primarily associated with the Rejuvenate® and PowerXL® tradenames, with a cumulative carrying cost of $45.0 million as of September 30, 2024, attributable to recent impairment charges on the respective tradenames and recent operating performance results for the respective brands. We do not anticipate that these assets will be subject to further impairment based upon our projections and forecasts used in evaluating the current market value but cannot guarantee that no future impairment will be realized. The risk of future impairment for the Rejuvenate® and PowerXL® tradenames are based upon the results realized during the year ended September 30, 2024, recent impairments on the respective tradenames and dependency upon the timing and realization of projected revenues and growth strategies.
The Company also reviews other definite-lived intangible assets, tangible fixed assets and operating lease assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset or asset group is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset or asset group did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. For the year ended September 30, 2024, the Company recognized an impairment on a right of use operating lease asset associated with the HPC distribution facilities that were exited prior to end of its term. See Note 12 - Leases in the Notes to the Consolidated Financial Statements for further discussion.

A considerable amount of judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and assets subject to impairment testing. The assessment for the impairment of goodwill, intangible assets and other long-lived assets requires the consideration of a significant level of judgement and subjectivity, including the use of prospective financial information, which may be impacted by changes in the economic environment, future strategic business decisions, political, legal or regulatory conditions, competitive or market risk factors not readily identifiable or present, or other changes that may negatively impact prospective revenue generation or cash flow. Such changes may not be determinable but could adversely impact the fair value of its reporting unit goodwill, intangible assets or other long-lived assets and increase the risk of impairment, particularly associated with those assets recently acquired through a business without generating excess value since the initial acquisition. The Company believes its judgments and assumptions are reasonable, but different assumptions could change the estimated fair value, increasing the risk of impairment and potentially additional impairment charges could be required. The Company is subject to financial statement risk in the event that business or economic conditions unexpectedly decline and impairment is realized.
Income Taxes
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities.
The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting. For those income tax positions where it is more likely than not that a tax benefit will be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, the Company did not recognize a tax benefit. As of September 30, 2024, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized would affect the effective tax rate in future periods was $108.5 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards or tax credits. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.
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
As of September 30, 2024, we have U.S. federal net operating loss carryforwards (“NOLs”) of $569.2 million, with a federal tax benefit of $119.5 million and future tax benefits related to state NOLs of $42.8 million. Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $321.4 million at September 30, 2024. Of this amount, $203.6 million relates to U.S. net deferred tax assets and $117.8 million relates to foreign net deferred tax assets. We estimate that $131.7 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to prior period ownership changes that limit the amount of NOLs and credits we can use.
As of September 30, 2024, we have provided no significant residual U.S. taxes on earnings not yet taxed in the U.S. As of September 30, 2024, we project $1.7 million of additional tax from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Factors
We have market risk exposure from changes in interest rates, foreign currency exchange rates, tariffs, and commodity prices. When appropriate, we use derivative financial instruments to mitigate the risk from such exposures. A discussion of our accounting policies for derivative financial instruments is included in Note 13 - Derivatives in the Notes to the Consolidated Financial Statements.
Interest Rate Risk
Borrowings on our Revolver Facility are subject to variable interest rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. The general levels of SOFR, EURIBOR, CORRA and/or SONIA rates affect interest expense. As of September 30, 2024, there are no outstanding borrowings under the Revolver Facility and no additional substantive outstanding debt obligations subject to variable rate fluctuations.
Foreign Exchange Risk
We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, and Australian Dollars. We manage our foreign exchange exposure from such sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counterparties are included in accounts payable or accounts receivable.
At September 30, 2024, we had $7.0 million equivalent of debt denominated in foreign currencies, primarily consisting of finance leases located in international territories and recognized within the functional currency of the residing country.

At September 30, 2024, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $86.3 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $11.8 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required for this Item is included in this Annual Report on Form 10-K within Item 15, Exhibits, Financial Statements and Schedules, and is incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2024. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was reported within the time periods specified by SEC rules and regulations, and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding the required disclosures.
Notwithstanding the foregoing, there can be no assurance that the Company's controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although the Company's management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The Company's internal control over financial reporting as of September 30, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Changes in Internal Control Over Financial Reporting. The Company is in the process of implementing a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems which will be implemented over the next several years. The implementation began with the pilot deployment in the fourth quarter of fiscal year 2023 and was limited to our GPC operations in Canada and Noblesville, Indiana. The implementation in other locations will continue over subsequent years. As the project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.
Except as described above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three month period ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading agreement.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401 and Item 407(c)(3) of Regulation S-K concerning the directors and executive officers of the Company is incorporated herein by reference to the disclosures which will be included in a subsequent amendment to the Form 10-K, which will be filed no later than 120 days after the end of the Company’s fiscal year ended September 30, 2024.
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
Insider Trading Policy
The information required by Item 408(b) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in a subsequent amendment to the Form 10-K. We have adopted the Securities Holding and Trading Policy for Spectrum Brands Holdings, Inc. governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees or us, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the New York Stock Exchange. The foregoing summary of the Securities Holding and Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Securities Holding and Trading Policy attached to this Annual Report as Exhibit 19.1 and incorporated herein by reference.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of Common Shares of Spectrum Brands Holdings, Inc.
The information required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference from the disclosures which will be included in a subsequent amendment to the Form 10-K.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to the Company:

(in millions)	2024	2023
Audit Fees	$5.8	$5.6
Audit-Related Fees	2.8	2.4
Tax Fees	—	—
All Other Fees	0.1	0.4
Total	$8.7	$8.4
In the above table, in accordance with the SEC’s definition and rules, “Audit Fees” are fees paid to KPMG LLP for professional services for the audits of the Company, and our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Forms 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as issuance of comfort letters and statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the due diligence activities relating to mergers and acquisitions and the audit of standalone carve-out financial statements as required. “Tax Fees” are fees for tax compliance, tax advice, and tax planning. Such fees were attributable to services for tax compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.
Pre-Approval of Independent Auditors Services and Fees
The Audit Committee approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2024. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve for an engagement by engagement basis any individual non-audit or tax engagement in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Valuation of the Rejuvenate Tradename
As discussed in Note 2 to the consolidated financial statements, the Company assesses indefinite lived intangible assets for impairment at least annually. If the carrying value is more likely than not greater than the fair value of the indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure impairment. The fair value of indefinite lived intangible assets is determined using an income approach, specifically the relief-from-royalty methodology which requires estimates of future revenues, royalty rates, and the discount rates. As discussed in Note 10, the indefinite lived intangible asset balance, consisting primarily of tradenames, was $749.6 million as of September 30, 2024. As a result of a triggering event that occurred during the year ended September 30, 2024, an impairment charge of $39 million was recorded for the Rejuvenate tradename.
We identified the valuation of the Rejuvenate tradename as a critical audit matter. A high degree of challenging auditor judgment was required to evaluate the future revenues and discount rate used to estimate the fair value of the tradename. Specifically, the determination of (1) the discrete and long-term revenue growth rates used to estimate future revenues and (2) the discount rate included subjective determinations of future market and economic conditions. Changes to these assumptions could have a significant effect on the Company’s assessment of the fair value of the Rejuvenate tradename. In addition, specialized skill and knowledge were needed to evaluate the long-term revenue growth rate and discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Rejuvenate tradename impairment process, including controls over the determination of discrete and long-term revenue growth rates and discount rate. We evaluated the Company’s discrete revenue growth rate by comparing the rate for the tradename to the Company’s historical revenue growth rate and industry analyst reports. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company’s long-term revenue growth rate and discount rate by:
•comparing the long-term revenue growth rate to long-term economic growth expectations using publicly available third-party data
•comparing the discount rate to discount rate ranges that were independently developed using publicly available market data for comparable entities
•performing a sensitivity analysis to assess the impact of possible changes to the discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Milwaukee, Wisconsin
November 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Spectrum Brands Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Spectrum Brands Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated November 15, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Milwaukee, Wisconsin
November 15, 2024

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Financial Position
September 30, 2024 and 2023
(in millions, except per share figures)

(in millions)	2024	2023
Assets
Cash and cash equivalents	$368.9	$753.9
Short term investments	—	1,103.3
Trade receivables, net	635.4	477.1
Other receivables	70.7	84.5
Inventories	462.1	462.8
Prepaid expenses and other current assets	41.5	44.3
Total current assets	1,578.6	2,925.9
Property, plant and equipment, net	266.6	275.1
Operating lease assets	101.9	110.8
Deferred charges and other	39.9	31.8
Goodwill	864.9	854.7
Intangible assets, net	990.4	1,060.1
Total assets	$3,842.3	$5,258.4
Liabilities and Shareholders’ Equity
Current portion of long-term debt	$9.4	$8.6
Accounts payable	397.3	396.6
Accrued wages and salaries	78.8	46.1
Accrued interest	4.7	20.6
Income tax payable	25.0	114.5
Other current liabilities	171.9	178.4
Total current liabilities	687.1	764.8
Long-term debt, net of current portion	551.4	1,546.9
Long-term operating lease liabilities	87.0	95.6
Deferred income taxes	170.8	174.8
Uncertain tax benefit obligation	171.5	105.5
Other long-term liabilities	32.8	52.5
Total liabilities	1,700.6	2,740.1
Commitments and contingencies (Note 20)
Shareholders’ equity
Common stock, $0.01 par value; 200.0 million shares authorized; 53.8 million and 53.8 million shares issued, respectively.	0.5	0.5
Additional paid-in capital	1,988.1	1,920.8
Accumulated earnings	2,169.0	2,096.0
Accumulated other comprehensive loss, net of tax	(204.0)	(249.4)
Treasury stock, 25.7 million and 18.5 million shares, respectively	(1,812.7)	(1,250.3)
Total shareholders’ equity	2,140.9	2,517.6
Non-controlling interest	0.8	0.7
Total equity	2,141.7	2,518.3
Total liabilities and equity	$3,842.3	$5,258.4
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Income
Years ended September 30, 2024, 2023 and 2022
(in millions, except per share figures)

(in millions, except per share)	2024	2023	2022
Net sales	$2,963.9	$2,918.8	$3,132.5
Cost of goods sold	1,854.6	1,994.5	2,142.1
Gross profit	1,109.3	924.3	990.4
Selling, general & administrative	958.5	899.6	995.7
Impairment of goodwill	—	111.1	—
Impairment of intangible assets	45.2	120.7	—
Representation and warranty insurance proceeds	(65.0)	—	—
Gain from remeasurement of contingent consideration liability	—	(1.5)	(28.5)
Total operating expenses	938.7	1,129.9	967.2
Operating income (loss)	170.6	(205.6)	23.2
Interest expense	58.5	116.1	99.4
Interest income	(57.5)	(38.3)	(0.6)
(Gain) loss from early extinguishment of debt	(2.6)	3.0	—
Other non-operating expense, net	8.6	3.8	14.7
Income (loss) from continuing operations before income taxes	163.6	(290.2)	(90.3)
Income tax expense (benefit)	64.3	(56.5)	(13.3)
Net income (loss) from continuing operations	99.3	(233.7)	(77.0)
Income from discontinued operations, net of tax	25.5	2,035.6	149.7
Net income	124.8	1,801.9	72.7
Net income from continuing operations attributable to non-controlling interest	—	0.1	0.2
Net income from discontinued operations attributable to non-controlling interest	—	0.3	0.9
Net income attributable to controlling interest	$124.8	$1,801.5	$71.6
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$99.3	$(233.8)	$(77.2)
Net income from discontinued operations attributable to controlling interest	25.5	2,035.3	148.8
Net income attributable to controlling interest	$124.8	$1,801.5	$71.6
Earnings Per Share
Basic earnings per share from continuing operations	$3.28	$(5.92)	$(1.89)
Basic earnings per share from discontinued operations	0.84	51.57	3.64
Basic earnings per share	$4.12	$45.65	$1.75
Diluted earnings per share from continuing operations	$3.26	$(5.92)	$(1.89)
Diluted earnings per share from discontinued operations	0.84	51.57	3.64
Diluted earnings per share	$4.10	$45.65	$1.75
Dividend per share	$1.68	$1.68	$1.68
Weighted Average Shares Outstanding
Basic	30.3	39.5	40.9
Diluted	30.5	39.5	40.9
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
Years ended September 30, 2024, 2023 and 2022
(in millions)

(in millions)	2024	2023	2022
Net income	$124.8	$1,801.9	$72.7
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation gain (loss)	62.8	69.0	(147.8)
Unrealized (loss) gain on net investment hedge	(13.2)	(31.7)	75.8
Net reclassification for loss to income from continuing operations	2.4	—	—
Foreign currency translation adjustment before tax	52.0	37.3	(72.0)
Deferred tax effect	0.1	7.0	(20.0)
Net unrealized gain (loss) on foreign currency translation	52.1	44.3	(92.0)
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on derivative instruments before reclassification	(20.0)	(35.3)	30.7
Net reclassification for loss (gain) to income from continuing operations	15.2	12.2	(20.2)
Net reclassification for loss (gain) to income from discontinued operations	—	2.3	(2.4)
Unrealized (loss) gain on derivative instruments after reclassification	(4.8)	(20.8)	8.1
Deferred tax effect	1.2	5.4	2.3
Net unrealized (loss) gain on derivative instruments	(3.6)	(15.4)	10.4
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(5.3)	(0.8)	18.3
Net reclassification for loss to income from continuing operations	1.0	0.8	3.6
Net reclassification for gain to income from discontinued operations	—	(0.1)	(0.1)
Defined benefit pension (loss) gain after reclassification	(4.3)	(0.1)	21.8
Deferred tax effect	1.3	(0.1)	(8.9)
Net defined benefit pension (loss) gain	(3.0)	(0.2)	12.9
Deconsolidation of discontinued operations	—	26.1	—
Net change to derive comprehensive income for the periods	45.5	54.8	(68.7)
Comprehensive income	170.3	1,856.7	4.0
Comprehensive income (loss) from continuing operations attributable to non-controlling interest	0.1	0.3	(0.4)
Comprehensive loss from discontinuing operations attributable to non-controlling interest	—	—	(0.5)
Deconsolidation of discontinued operations attributable to non-controlling interest	—	0.8	—
Comprehensive income attributable to controlling interest	$170.2	$1,855.6	$4.9
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2024, 2023 and 2022
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2022	40.8	$0.5	$2,032.5	$362.1	$(303.1)	$(828.8)	$1,263.2	$5.9	$1,269.1
Net (loss) income from continuing operations	—	—	—	(233.8)	—	—	(233.8)	0.1	(233.7)
Income from discontinued operations, net of tax	—	—	—	2,035.3	—	—	2,035.3	0.3	2,035.6
Sale and deconsolidation of assets held for sale	—	—	—	—	25.3	—	25.3	(5.9)	19.4
Other comprehensive income, net of tax	—	—	—	—	28.4	—	28.4	0.3	28.7
Accelerated share repurchase	(5.3)	—	(100.0)	—	—	(400.0)	(500.0)	—	(500.0)
Treasury stock repurchases	(0.4)	—	—	—	—	(34.7)	(34.7)	—	(34.7)
Excise tax on net share repurchases	—	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Restricted stock issued and related tax withholdings	0.2	—	(30.3)	—	—	17.4	(12.9)	—	(12.9)
Share based compensation	—	—	18.6	—	—	—	18.6	—	18.6
Dividends declared to common shareholders	—	—	—	(67.6)	—	—	(67.6)	—	(67.6)
Balances at September 30, 2023	35.3	0.5	1,920.8	2,096.0	(249.4)	(1,250.3)	2,517.6	0.7	2,518.3
Net income from continuing operations	—	—	—	99.3	—	—	99.3	—	99.3
Income from discontinued operations, net of tax	—	—	—	25.5	—	—	25.5	—	25.5
Other comprehensive income, net of tax	—	—	—	—	45.4	—	45.4	0.1	45.5
Premium on capped call transactions, net of tax	—	—	(18.8)	—	—	—	(18.8)	—	(18.8)
Accelerated share repurchase	(1.3)	—	83.2	—	—	(83.2)	—	—	—
Treasury stock repurchases	(6.1)	—	—	—	—	(482.7)	(482.7)	—	(482.7)
Excise tax on net share repurchases	—	—	—	—	—	(5.6)	(5.6)	—	(5.6)
Restricted stock issued and related tax withholdings	0.1	—	(14.6)	—	—	9.1	(5.5)	—	(5.5)
Share based compensation	—	—	17.5	—	—	—	17.5	—	17.5
Dividends declared to common shareholders	—	—	—	(51.8)	—	—	(51.8)	—	(51.8)
Balances at September 30, 2024	28.0	$0.5	$1,988.1	$2,169.0	$(204.0)	$(1,812.7)	$2,140.9	$0.8	$2,141.7
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2024, 2023 and 2022
(in millions)

(in millions)	2024	2023	2022
Cash flows from operating activities
Net income	$124.8	$1,801.9	$72.7
Income from discontinued operations, net of tax	25.5	2,035.6	149.7
Net income (loss) from continuing operations	99.3	(233.7)	(77.0)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	57.3	48.9	49.0
Amortization	44.5	42.3	50.3
Share based compensation	17.5	17.2	10.2
Impairment of goodwill	—	111.1	—
Impairment of intangible assets	45.2	120.7	—
Impairment of property plant and equipment and operating leases	5.1	10.8	—
Gain on sale of property plant and equipment	—	(2.7)	—
(Gain) loss on early extinguishment of debt	(2.7)	3.0	—
Amortization of debt issuance costs and debt discount	3.9	6.9	7.1
Non-cash interest on short term investment	—	(11.3)	—
Gain from remeasurement of contingent consideration liability	—	(1.5)	(28.5)
Non-cash purchase accounting adjustments	1.2	1.9	8.3
Deferred tax expense (benefit)	3.7	(182.8)	(44.6)
Net changes in operating assets and liabilities:
Receivables	(116.5)	(224.2)	(12.2)
Inventories	8.5	328.3	(153.7)
Prepaid expenses and other current assets	11.9	26.1	(34.8)
Accounts payable and accrued liabilities	55.6	(154.5)	(15.0)
Income tax and other	35.3	101.5	9.4
Net cash provided (used) by operating activities from continuing operations	269.8	8.0	(231.5)
Net cash (used) provided by operating activities from discontinued operations	(107.2)	(417.7)	177.7
Net cash provided (used) by operating activities	162.6	(409.7)	(53.8)
Cash flows from investing activities
Purchases of property, plant and equipment	(44.0)	(59.0)	(64.0)
Proceeds from disposal of property, plant and equipment	—	8.4	0.2
Proceeds from sale of discontinued operations, net of cash	(26.9)	4,334.7	—
Business acquisitions, net of cash acquired	—	—	(272.1)
Purchase of short-term investments	(849.3)	(1,092.0)	—
Proceeds from sale of short term investments	1,941.3	—	—
Other investing activity	0.1	(0.2)	—
Net cash provided (used) by investing activities from continuing operations	1,021.2	3,191.9	(335.9)
Net cash used by investing activities from discontinued operations	—	(11.8)	(23.9)
Net cash provided (used) by investing activities	1,021.2	3,180.1	(359.8)
See accompany notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2024, 2023 and 2022
(in millions)

(in millions)	2024	2023	2022
Cash flows from financing activities
Payment of debt, including premium on extinguishment	$(1,349.3)	$(1,646.8)	$(12.7)
Proceeds from issuance of debt	350.0	—	740.0
Payment of debt issuance costs	(15.0)	(2.3)	(7.6)
Treasury stock purchases	(482.7)	(34.7)	(134.0)
Accelerated share repurchase	—	(500.0)	—
Premium on capped calls	(25.2)	—	—
Dividends paid to shareholders	(50.6)	(66.5)	(68.6)
Share based award tax withholding payments, net of proceeds upon vesting	(5.4)	(13.0)	(24.5)
Payment of contingent consideration	—	—	(1.9)
Net cash (used) provided by financing activities from continuing operations	(1,578.2)	(2,263.3)	490.7
Net cash used by financing activities from discontinued operations	—	(0.8)	(3.1)
Net cash (used) provided by financing activities	(1,578.2)	(2,264.1)	487.6
Effect of exchange rate changes on cash and cash equivalents	11.0	3.7	(20.1)
Net change in cash, cash equivalents and restricted cash in continuing operations	(383.4)	510.0	53.9
Cash, cash equivalents, and restricted cash, beginning of period	753.9	243.9	190.0
Cash, cash equivalents, and restricted cash, end of period	$370.5	$753.9	$243.9
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$71.0	$123.1	$92.1
Cash paid for interest associated with discontinued operations	$—	$45.3	$53.6
Cash paid for taxes associated with continued operations	$31.4	$25.5	$32.6
Cash paid for taxes associated with discontinued operations	$69.8	$449.2	$12.9
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$4.6	$3.2	$1.4
Non cash financing activities
Issuance of shares through stock compensation plan	$14.0	$32.6	$33.4
See accompany notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

The Company is a diversified global branded consumer products company. We manage the business in three vertically integrated, product-focused segments: (i) Global Pet Care (“GPC”), (ii) Home and Garden (“H&G”) and (iii) Home and Personal Care (“HPC”). The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition under various brands and patented technologies across multiple product categories. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and global operating results for all product lines within the segment. The segments are supported through center-led shared service operations and enabling functions consisting of finance and accounting, information technology, legal, human resources, supply chain, and commercial operations. See Note 21 – Segment Information for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product categories and brands:

Segment	Products	Brands
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

Companion Animal: Good’n’Fun®, DreamBone®, GOOD BOY®, SmartBones®, IAMS® (Europe only), EUKANUBA® (Europe only), Nature's Miracle®, FURminator®, Dingo®, 8IN1® (8-in-1), Meowee!®, and Wild Harvest™.
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
Personal Care: Hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems.
Kitchen & Home Appliances: Black+Decker®, Russell Hobbs®, George Foreman®, PowerXL®, Emeril Legasse®, Copper Chef ®, Toastmaster®, Juiceman®, Farberware®, and Breadman® Personal Care: Remington®
All brands and tradenames noted above are owned by the Company, with the exception of Black+Decker® (“B+D”), Emeril Legasse® and Farberware®, which are subject to trademark license agreements.
We have a trademark license agreement (the “B+D License Agreement”) with the license holder, Stanley Black+Decker (“SBD”), which terminated the previous agreement and having an effective date of January 1, 2024, pursuant to which the HPC segment license the B+D brand in North America, South America (excluding Brazil), Central America, and the Caribbean (excluding Cuba) for primarily four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. The B+D License Agreement has an initial four-year term ending December 31, 2027, with two subsequent four-year renewal rights each based upon meeting certain sales metrics, potentially extending the total contract term to December 31, 2035. The License Agreement may not renew if these targets are not satisfied. Under the terms of the License Agreement, the Company agreed to pay SBD royalties based on a percentage of sales, with a minimum annual royalty payment of $11.7 million for the first year in the initial term, with decreases in subsequent years of the initial term down to $10.2 million in the fourth year, and is subject to adjustment with each renewal period. The B+D License Agreement also requires us to comply with maximum annual returns rates for products and promotional spending commitments. See Note 5 – Revenue Recognition for further detail on revenue concentration from B+D branded products.
The Emeril Legasse® brand is subject to a trademark license agreement (the “Emeril License Agreement”) with the license holder, Martha Stewart Living Omnimedia, Inc., pursuant to which the HPC segment can license the Emeril Legasse® brand within the U.S., and its territories and possessions, Canada, Mexico, Australia, and the United Kingdom ("UK") for certain designated products categories of household appliances, including small kitchen food preparation products, indoor and outdoor grills, grill accessories and cookbooks. The agreement is set to expire effective December 31, 2024, with an option to renew through December 31, 2025, subject to meeting certain sales metrics. Under the terms of the agreement, we are obligated to pay the license holder a percentage of net sales, with minimum annual royalty payments of $1.7 million, increasing to $1.8 million in the 2025 renewal period. The Farberware® tradename brand is subject to a trademark license agreement (the “Farberware License Agreement”) with the license holder, Farberware License Company, LLC, pursuant to which the HPC segment licenses the Farberware® brand on a worldwide basis for certain designated product categories of household appliances, including coffeemakers, juicers, toasters and toaster ovens, among others. The Farberware License Agreement is set to expire December 31, 2210. The Company and its HPC segment do not have a material concentration of branded products exceeding 10% of consolidated or segment revenue from either the Emeril Legasse® or Farberware® brands.

SPECTRUM BRANDS HOLDINGS INC.
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
The Company’s fiscal year ends September 30 and reports its results using fiscal quarters whereby each three-month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2024, the fiscal quarters were comprised of the three months ended December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024.
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
Restricted Cash
The Company may be required to maintain cash deposits or accounts that may be restricted under certain contractual agreements such as security deposits, escrows or other restricting requirements. Such restricted accounts are otherwise excluded from cash and cash equivalents and reflected as other current or non-current assets depending upon the requirements. As of September 30, 2024, there was $1.6 million of restricted cash, with no significant restricted cash accounts or deposits as of September 30, 2023.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Property, plant and equipment held under finance leases are depreciated on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Such amortization is included in depreciation expense and recognized as Cost of Goods Sold or Selling, General & Administrative Expense in the Consolidated Statements of Income depending on the nature and use of the underlying asset
The Company uses accelerated depreciation methods for income tax purposes. Useful lives for property, plant and equipment are as follows:

Asset Type	Range
Buildings and improvements	20 - 40 years
Machinery, tooling and equipment	2 - 15 years
Computer software	3 - 5 years
Expenditures which substantially increase value or extend useful lives are capitalized with corresponding cash flows recognized as investing activity. Expenditures for maintenance and repairs are charged to operations as incurred. The Company records gains and losses on the disposition or retirement of property, plant and equipment based on the net book value and any proceeds received.
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

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Internal Use Software and Cloud Computing Arrangements
The costs incurred towards internal-use software development in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and recognized as Property Plant and Equipment on the Consolidated Statements of Financial Position. Other costs associated with training and data conversion are generally expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the software. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and depreciated on a straight-line basis over the estimated useful life of the software. See Note 9 - Property, plant and equipment for further detail. Corresponding cash flows attributable to the development of internal use software are recognized as investing activity.
Costs incurred towards the implementation of cloud computing arrangements, including software-as-a-service (“SaaS”), or other similar SaaS type services, such as platform as a service, infrastructure as a service and other hosting arrangements where we do not take possession of the software and instead gain access to the software remotely, are accounted for consistent with internal-use software development. Unlike internal-use software development costs, the amounts capitalized are recognized as a deferred balance similar to a prepayment or other deferred assets. Amortization of such costs are calculated on a straight-line basis over the applicable term of such hosting arrangements, recognized as Selling, General & Administrative Expense and not considered depreciation or amortization expense. If there is no software license provided by the contract, then the arrangement is considered a service contract and expensed as incurred. See Note 9 - Property, plant and equipment for further detail. Corresponding cash flows attributable to the implementation of cloud computing arrangements are recognized as operating activity.
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
In estimating the fair value of our reporting units for a quantitative impairment assessment, we use both an income approach and a market approach. The income approach is a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. The market approach is a guideline public company method that assesses value of our reporting unit based upon market multiples derived from financial results of selected comparable companies. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. The fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, an impairment loss would be recognized equal to that excess; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. See Note 10 - Goodwill and Intangible Assets for further detail.
Intangible Assets
Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The ranges of useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range
Customer relationships	12 - 20 years
Technology assets	8 - 18 years
Tradenames	6 - 12 years
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
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when the business is sold and meets the criteria for being classified as held for sale. Assets and liabilities of a disposal group classified as held for sale and related to discontinued operations are presented as held for sale for all current and prior periods presented within the statement of a financial position. The results of discontinued operations are reported in Income From Discontinued Operations, Net of Tax for the current and prior periods commencing in the period in which the business meets the held for sale criteria, and includes any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell while being held for sale. Loss realized upon change of classification to held for sale is recognized as a loss to continuing operations. Income from discontinued operations includes only direct costs attributable to the divested business and excludes any indirect cost allocation associated with any shared or corporate led functions unless otherwise dedicated to the divested business. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. Interest costs from corporate debt, excluding premium payments or loss on extinguishment of debt, may be included as a component of income from discontinued operations specifically attributable to interest from corporate debt that is obligated to be repaid following the completion of a divestiture; plus the allocation of interest cost from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. Adjustments to discontinued operations subsequent to the completion of a transaction or disposition are generally attributable to contingencies and indemnifications directly related to the disposal transaction, operations of the discontinued operations, or settlement of obligations directly related to the disposal. Amounts within accumulated other comprehensive income directly associated with a divested business are not realized as a component of Income from Discontinued Operations until completion of the sale or disposition. See Note 3 - Divestitures for further detail.
Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs are included as a reduction to Long Term Debt, Net of Current Portion. Amortization of debt issuance costs is recognized as a component of Interest Expense in the Consolidated Statements of Income. See Note 11 - Debt for further detail.
Derivative Financial Instruments
Derivative financial instruments are used by the Company principally in the management of its foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, and the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated Other Comprehensive (Loss) Income (“AOCI”) in Shareholders’ Equity. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statements of Income as impacted by the hedge item when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. Cash flows attributable to derivative financial instruments are reflected as operating activity. See Note 13 - Derivatives for further detail.
Treasury Stock
Treasury stock purchases are stated at average cost and presented as a separate reduction of equity. See Note 17 - Shareholders’ Equity for further detail.
Noncontrolling Interest
Noncontrolling interest recognized in the consolidated equity of the Company is the minority interest ownership in equity of a consolidated subsidiary that is not attributable, directly or indirectly, to the parent company; and recognized separate from Shareholders’ Equity in the Consolidated Statements of Financial Position. Income from a consolidated subsidiary with a minority interest ownership is allocated to the minority interest and considered attributable to the noncontrolling interest in the Consolidated Statements of Income.

SPECTRUM BRANDS HOLDINGS INC.
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
Licensing Revenue
The Company may also license its brands to third-party sellers and manufacturers for the development, production, sales & distribution of products that are not directly managed or offered by the Company. The Company maintains all right of ownership of the intellectual property and contracts with its customer for the use of the intellectual property in their operations. Revenue derived from the right-to-access licenses is recognized using the over time revenue recognition method, applying the ‘as-invoiced’ practical expedient method at the amount we are able to bill using a time-elapsed measure of progress, taking into consideration any minimum guarantee provisions under the contract, as it appropriately depicts its performance of providing access to the Company’s brands, trade names, logos, etc.
Other Revenue
Other revenue consists primarily of installation or maintenance services that are provided to certain customers in the GPC segment and extended warranty coverage for certain HPC products sold directly to consumers. The GPC services are often associated with the sale of product but are also provided separately and are considered a distinct performance obligation separate from product sales. The HPC extended warranty coverage is sold as a separate contract and is recognized as a separate performance obligation that is distinct from the product. The extended warranty is initially recognized as deferred revenue and amortized to Net Sales over the anticipated term of the performance of obligation. The HPC extended warranties terms are anywhere between 1 and 7 years, with the majority of the warranties realized within the first year of the term.
Variable Consideration and Cash Paid to Customers
The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain retailers or end customers may receive cash or non-cash incentives such as rebates, volume or trade discounts, cooperative advertising, price protection, coupons, and other customer-related programs, including service level penalties, which are accounted for as variable consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of revenue recognized will not occur when the uncertainty is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available. The estimated liability for sales discounts and other programs and allowances is calculated using the expected value method or most likely amount and recorded at the time of sale as a reduction of net sales and trade receivables. The Company does not adjust the promised amount of consideration for the effects of a significant financing component, as the period between the transfer of a promised good or service to a customer and the customer’s payment for the good or service is one year or less.
The Company generally expenses sales commissions and other contract and fulfillment costs when the amortization period is less than one year. The Company records these costs within Selling General & Administrative Expenses. The Company may enter into various arrangements, primarily with retail customers, which require the Company to make upfront cash payments or provide permanent fixtures and displays to support and secure distribution through such customers. The Company defers the cost provided they are supported by a volume-based arrangement with a period of 12 months or longer and amortizes the associated payment on a straight line basis based upon historical assumptions and terms of the customer arrangement. Deferred costs are recognized as a contract asset and reported as Prepaid Expenses and Other Current Assets or Deferred Charges and Other in the Consolidated Statements of Financial Position. The costs are incorporated into the pricing of product sold and the related amortization is treated as a reduction in Net Sales.
The Company excludes all sales taxes that are assessed by a governmental authority from the transaction price.
Product Returns
In the normal course of business, the Company may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. For the anticipated value of the returns, the Company will recognize a return liability in Other Current Liabilities and a separate return asset included in the Prepaid Expenses and Other Current Assets, when applicable. See Note 5 - Revenue Recognition for further discussion on product returns. Product returns do not include provisions for standard warranties provided to end-consumers of the Company’s products, which are recognized as a component of the Cost of Goods Sold. Costs and reserves associated with standard warranties are not material to the consolidated financial statements.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period is not material. See Note 5 – Revenue Recognition for further detail.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Shipping and Handling Costs
Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. The Company accounts for shipping and handling activities, which occur after control of the related goods transfers, as fulfillment activities instead of assessing such activities as performance obligations. Shipping and handling costs were $266.9 million, $272.6 million and $274.2 million during the years ended September 30, 2024, 2023 and 2022, respectively, and are included in Selling, General & Administrative Expenses.
Advertising Costs
Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $91.7 million, $59.1 million and $64.1 million during the years ended September 30, 2024, 2023 and 2022, respectively, and are included in Selling, General & Administrative Expenses.
Research and Development Costs
Research and development costs include internal personnel and third-party costs incurred towards the development of new products and product innovation and are expensed as incurred. The Company incurred research and development costs of $28.1 million, $22.5 million, $26.7 million during the years ended September 30, 2024, 2023 and 2022, respectively, and are included in Selling, General & Administrative Expenses.
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
Exit and Disposal Costs
The Company regularly enters into various initiatives that may include the recognition of exit or disposal costs. Exit or disposal costs include, but are not limited to, the costs of termination benefits, such as a one-time involuntary severance or retention bonuses, one-time contract termination costs (excluding leases), and other costs associated with non-termination type costs related to restructuring initiatives such as incremental costs for the sale or termination of a line of business, closure or consolidation of facilities, country or region, relocation of business activities and employees from one location to another, change in management structure, among others. Exit and disposal costs associated with manufacturing are recorded as Cost of Goods Sold and exit and disposal costs associated with sales, marketing, distribution or other administrative functions are recorded as Selling, General & Administrative Expenses.
Liabilities from exit and disposal costs are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits, and other items directly related to the exit activities. Impairment of property and equipment and other assets as a result of a such initiatives is recognized as a reduction of the appropriate asset. See Note 4 - Exit and Disposal Activities for further detail.
Leases
The Company determines if an arrangement is a lease at inception, considering whether the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are included in Operating Lease Assets, Other Current Liabilities and Long-Term Operating Lease Liabilities on the Consolidated Statements of Financial Position. Finance leases are included in Property, Plant and Equipment, Current Portion of Long-Term Debt, and Long-Term Debt, Net of Current Portion on the Consolidated Statements of Financial Position.
Right of use (“ROU”) lease assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. ROU lease liabilities are classified between current and long-term liabilities based on their payment terms. The ROU lease asset includes prepaid rent and reflects the unamortized balance of lease incentives. Our leases may include renewal options, and we include the renewal option in the lease term if we conclude that it is reasonably certain that we will exercise that option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company records its operating lease and amortization of finance lease ROU assets within Cost of Goods Sold or Selling, General & Administrative Expense in the Consolidated Statements of Income depending on the nature and use of the underlying asset. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term. Finance lease ROU assets are depreciated over the term of the lease and recognized as depreciation from Property Plant and Equipment, with finance interest cost recognized as Interest Expense in the Consolidated Statements of Income. Variable lease payments that do not depend on an index or a rate, such as the Company’s proportionate share of actual costs for utilities, common area maintenance, insurance, and property taxes, are excluded from the measurement of the lease liability, unless subject to fixed minimum requirements, and are recognized as variable lease cost when the obligation for that payment is incurred.
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
The Company has subleased certain portions of excess space at certain of its distribution centers and administrative offices. Sublease income is associated with both finance and operating leases, recognized on a straight-line basis over the sublease term, and included in other non-operating income.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
We review the impairment of our ROU lease assets consistent with the approach applied for our other long-lived assets. ROU lease assets are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, early termination or exit of a lease agreement, a history of operating or cash flow losses including changes in anticipated sublease income, when applicable, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs an undiscounted cash flow analysis to determine if impairment exists, including consideration for actual or potential sublease income. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the respective asset group. If impairment is determined to exist, any related impairment loss is calculated based on fair value. See Note 12 – Leases for additional information.
Supplier Financing Programs
As part of ongoing efforts to maximize working capital, the Company works with its suppliers to optimize the terms and conditions, which may include the extension of payment terms. There is an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell the Company’s payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of the payment obligations at their sole discretion, and the Company’s rights and obligations to its suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements. The Company’s rights and obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. See Note 14 - Supplier Financing Programs for further details.
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
Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $7.5 million, $5.1 million, and $14.5 million for the years ended September 30, 2024, 2023 and 2022, respectively.
Newly Adopted Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about the use of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll-forward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments in ASU 2022-04 are effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those financial years, except for the disclosure of roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the ASU during the year ended September 30, 2023, except for the disclosure of roll-forward information, which was adopted during the first quarter of fiscal 2024. See Note 14 - Supplier Financing Programs for further detail.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU will be effective for our fiscal year ending September 30, 2025 for the first quarter of our fiscal year ending September 30, 2026. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our fiscal year ending September 30, 2026. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.
In December of 2021, the Organization for Economic Cooperation and Development (“OEC”) established a framework, referred to as Pillar 2, designed to ensure large multinational enterprises pay a minimum 15% level of tax on the income arising in jurisdictions in which they operate. The earliest effective date is for taxable years beginning after December 31, 2023, which for the Company would be the year ending September 30, 2025. Numerous non-U.S. countries have enacted the OECD model rules, and several other countries have drafted legislation to incorporate the framework into domestic laws. While the model rules for applying minimum tax may have been adopted, countries may enact Pillar 2 slightly differently than the model rules, and on different timelines, adopting certain components while delaying others, and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we still are evaluating the

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
potential consequences of Pillar 2 on our consolidated financial statements and long-term financial position.
In March 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted final rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include requirements to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about the board of directors' oversight of climate-related risks and management's role in managing material climate-related risks, and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. In addition, the rules would require certain climate-related disclosure as it relates to severe weather events and other natural conditions and carbon offsets and renewable energy credits. Certain large registrants are also required to disclose Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions when material. While the SEC voluntarily stayed the rules due to pending judicial review, the rules in their current form would be effective for the Company beginning in our fiscal year ending September 30, 2026. The Company is currently assessing the impact that these rules may have on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which provides updates to qualitative and quantitative disclosure requirements over the disaggregation of relevant expense captions within the income statement to provide more transparency and useful information on expenses within the income statement including tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and inclusion of other specific expense, gains and losses required by existing GAAP with reconciliation of disaggregation to the face of the income statement. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively, however, retrospective application is also permitted. This ASU will be effective for our fiscal year ending September 30, 2028. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.
NOTE 3 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Consolidated Statements of Income for the years ended September 30, 2024, 2023, and 2022:

(in millions)	2024	2023	2022
Income from discontinued operations before income taxes - HHI	$14.9	$136.9	$253.3
Gain on sale of discontinued operations before income taxes – HHI	—	2,824.2	—
Gain (loss) from discontinued operations before income taxes - other	10.2	(2.4)	(3.8)
Interest on corporate debt allocated to discontinued operations	—	49.4	46.4
Income from discontinued operations before income taxes	25.1	2,909.3	203.1
Income tax (benefit) expense from discontinued operations	(0.4)	873.7	53.4
Income from discontinued operations, net of tax	25.5	2,035.6	149.7
Income from discontinued operations, net of tax attributable to noncontrolling interest	—	0.3	0.9
Income from discontinued operations, net of tax attributable to controlling interest	$25.5	$2,035.3	$148.8
Interest on corporate debt allocated to discontinued operations includes interest on Term Loans that were required to be paid down using proceeds received on the disposal on sale of a business, plus allocated interest expense from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. Corporate debt, including Term Loans, was not classified as held for sale as it is not directly attributable to the identified disposal groups.
Hardware and Home Improvement (“HHI”)
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the “ASPA”) with ASSA ABLOY AB (“ASSA”) to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. On June 20, 2023, the Company completed the divestiture resulting in the recognition of a gain on sale of $2.8 billion included as a component of income from discontinued operations before income taxes for the year ended September 30, 2023. In accordance with the ASPA, ASSA purchased the equity of certain subsidiaries of the Company and acquired certain assets and assumed certain liabilities of other subsidiaries used or held for the purpose of the HHI business. The Company and ASSA have made customary representations and warranties and have agreed to customary covenants relating to the acquisition. The Company and ASSA have agreed to indemnify each other for losses arising from certain breaches of the ASPA and for certain other matters. In particular, the Company has agreed to indemnify ASSA for certain liabilities relating to the assets retained by the Company, and ASSA has agreed to indemnify the Company for certain liabilities assumed by ASSA, in each case as described in the ASPA. As of September 30, 2024, the Company does not have significant or material outstanding indemnification payables related to the ASPA. As of September 30, 2023, the Company recognized $27.3 million, included within Accounts Payable, and $2.6 million, included within Other Long-Term Liabilities, on the Consolidated Statements of Financial Position primarily attributable to outstanding settlements with tax authorities, uncertain tax benefit obligations and the estimated purchase price settlement. During the year ended September 30, 2024, the Company paid $26.9 million to complete the purchase price settlement in accordance with the ASPA and closed significant indemnification settlements in relation to the ASPA.
During the year ended September 30, 2024, the Company recognized $14.9 million in income from discontinued operations before income taxes primarily related to a gain realized by a subsequently agreed reduction on accrued fees associated with the transaction that was previously recognized as a component of the gain on sale when the transaction closed in the prior year.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The following table summarizes the components of income from discontinued operations before income taxes associated with HHI operations for the year ended September 30, 2023, through the close date of the divestiture, and the year ended September 30, 2022.

(in millions)	2023	2022
Net sales	$1,042.5	$1,652.3
Cost of goods sold	701.6	1,096.3
Gross profit	340.9	556.0
Operating expenses	199.4	298.0
Operating income	141.5	258.0
Interest expense	2.4	3.4
Other non-operating expense, net	2.2	1.3
Income from discontinued operations before income taxes	$136.9	$253.3
Beginning in September 2021, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with the HHI disposal group classified as held for sale. Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. No impairment loss was recognized on the asset held for sale as the purchase price of the business less estimated cost to sell is more than its carrying value. Income from discontinued operations associated with HHI operations includes only direct costs associated with the HHI disposal group and does not include indirect costs associated with allocations from enabling functions and shared operations such as information technology, human resources, finance and accounting, supply chain, and commercial finance, which supported the HHI operations during the fiscal periods of ownership through the date of the close of the divestiture, included as part of previous segment reporting, and are included within income from continuing operations when the HHI disposal group was recognized as discontinued operations for all reported fiscal periods. Such indirect costs for the year ended September 30, 2023, through the close date of the divestiture, and the year ended September 30, 2022, were $18.0 million and $27.6 million, respectively. For fiscal periods subsequent to the close of the divestiture, the indirect costs within income from continuing operations supporting the HHI disposal group are mitigated by income realized from TSAs, further discussed below.
The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture for the years ended September 30, 2023, through the close date of the divestiture, and the year ended September 30, 2022:

(in millions)	2023	2022
Share based compensation	$1.5	$5.3
Purchases of property, plant and equipment	$11.9	$23.9
The Company and ASSA entered into customary transition services agreements (“TSAs”) that became effective upon the consummation of the transaction that supports various shared back office administrative functions, including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; supporting both the transferred HHI operations and the continuing operations of the Company. Charges associated with TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and also include one-time pass-through charges including warehousing, freight, among others. TSA charges are settled periodically between the Company and ASSA on a net basis. Charges to ASSA are recognized as a reduction of the respective operating expense incurred and charges from ASSA are recognized as an operating expense depending upon the function supported by ASSA. The TSAs have overall expected time periods of 12 months following the close of the transaction with variability in expiration dependent upon the completed transition of the respective service or function, some of which have been extended an additional 12 months for a total duration of up to 24 months or earlier. During the year ended September 30, 2024 and 2023, the Company recognized net income associated with TSA charges of $31.8 million and $9.2 million, respectively, included within Selling, General & Administrative Expense on the Consolidated Statements of Income.
Additionally, the Company and ASSA will receive cash and make payments on behalf of the respective counterparty's operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with ASSA for any outstanding TSA charges, pass through costs and net working capital attributable to the commingled cash flow. As of September 30, 2024 and 2023, the Company has a net receivable of $10.7 million and $4.0 million, respectively, included in Other Receivables on the Consolidated Statements of Financial Position.
Other
Loss from discontinued operations before income taxes – other includes incremental pre-tax loss for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreements for the sale and divestiture of the Global Batteries & Lighting (“GBL”) and Global Auto Care (“GAC”) divisions to Energizer Holdings, Inc. (“Energizer”) during the year ended September 30, 2019. The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters. The Company has agreed to indemnify for certain liabilities relating to the assets retained, and Energizer agreed to indemnify the Company for certain liabilities assumed, in each case as described in the acquisition agreements. Subsequently, effective January 2, 2020, Energizer closed its divestitures of the European based Varta® consumer battery business in the EMEA region to Varta AG and transferred all respective rights and indemnifications attributable to the Varta® consumer battery business provided by the GBL sale to Varta AG. As of September 30, 2024, the Company does not have significant or material outstanding indemnification payables. As of September 30, 2023, the Company recognized $25.3 million primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits in accordance with the acquisition agreement, including $8.6 million within Other Current Liabilities and $16.7 million within Other Long-Term Liabilities on the Consolidated Statements of Financial Position. During the year ended September 30, 2024, the Company recognized $10.2 million in income from discontinued operations before income taxes primarily related to the settlement on outstanding tax audits that were previously recognized as uncertain tax benefit obligations at the time of sale and indemnified in accordance with the acquisition agreement.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EXIT AND DISPOSAL ACTIVITIES
During the years ended September 30, 2023 and 2022, the Company entered into initiatives in response to economic pressures within the consumer products and retail markets and changing operating strategies, resulting in the realization of headcount reductions. Additionally, during the year ended September 30, 2022, the Company initiated other restructuring initiatives within its international operations, including the exit of its in-country commercial operations in Russia, resulting in the recognition of severance and other termination costs. Total cumulative costs associated with the initiatives were $20.7 million. with substantially all costs associated having been recognized, with no further significant costs expected to be incurred.
The following summarizes exit and disposal charges for the years ended September 30, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Exit and disposal costs	$1.0	$9.3	$10.4
Reported as:
Cost of goods sold	$—	$0.6	$0.1
Selling, general & administrative expense	1.0	8.7	10.3
The following summarizes exit and disposal charges by segment for the years ended September 30, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
GPC	$0.1	$3.5	$3.6
H&G	—	0.2	0.7
HPC	0.6	5.2	5.4
Corporate and shared operations	0.3	0.4	0.7
Total exit and disposal costs	$1.0	$9.3	$10.4
The following is a summary of exit and disposal charges by cost type for the years ended September 30, 2024, 2023, and 2022:

(in millions)	Termination Benefits	Other Costs	Total
For the year ended September 30, 2024	$0.6	$0.4	$1.0
For the year ended September 30, 2023	8.2	1.1	9.3
For the year ended September 30, 2022	10.2	0.2	10.4
The following is a rollforward of the accrual for exit and disposal charges by cost type for the years ended September 30, 2024, and 2023, included in Other Current Liabilities on the Consolidated Statements of Financial Position:

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2022	$3.7	$0.3	$4.0
Provisions	7.6	0.6	8.2
Cash expenditures	(8.1)	(0.3)	(8.4)
Non-cash items	0.2	(0.1)	0.1
Accrual balance at September 30, 2023	$3.4	$0.5	$3.9
Provisions	0.6	—	0.6
Cash expenditures	(2.8)	(0.4)	(3.2)
Accrual balance at September 30, 2024	$1.2	$0.1	$1.3
NOTE 5 - REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following tables disaggregate our revenue for the years ended September 30, 2024, 2023, and 2022, by the Company’s key revenue streams, segments and geographic regions (based upon destination):

	2024
(in millions)	GPC	H&G	HPC	Total
Product Sales
NA	$706.4	$567.0	$474.0	$1,747.4
EMEA	388.5	—	491.6	880.1
LATAM	12.7	9.3	189.8	211.8
APAC	29.0	—	70.3	99.3
Licensing	9.8	2.3	7.5	19.6
Service and other	5.1	—	0.6	5.7
Total revenue	$1,151.5	$578.6	$1,233.8	$2,963.9

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - REVENUE RECOGNITION (continued)

	2023
(in millions)	GPC	H&G	HPC	Total
Product Sales
NA	$710.7	$527.1	$514.4	$1,752.2
EMEA	361.3	—	465.0	826.3
LATAM	18.0	7.3	181.5	206.8
APAC	33.3	—	73.3	106.6
Licensing	10.0	2.1	7.8	19.9
Service and other	5.7	—	1.3	7.0
Total revenue	$1,139.0	$536.5	$1,243.3	$2,918.8

	2022
(in millions)	GPC	H&G	HPC	Total
Product Sales
NA	$749.8	$576.8	$609.7	$1,936.3
EMEA	353.6	—	460.7	814.3
LATAM	19.3	8.0	216.1	243.4
APAC	36.5	0.1	71.9	108.5
Licensing	9.9	2.2	10.3	22.4
Service and other	6.2	—	1.4	7.6
Total revenue	$1,175.3	$587.1	$1,370.1	$3,132.5
A significant portion of our product sales are subject to the continued use and access of the B&D brand through a license agreement with our HPC segment and primarily concentrated in the NA and LATAM regions. Net sales from B&D product sales consist of $353.2 million, $350.4 million, and $417.3 million for the years ended September 30, 2024, 2023 and 2022, respectively. All other brands and tradenames used in the Company’s commercial operations are either directly owned and not subject to further restrictions, or do not aggregate to a significant portion of net sales for the Company.
The Company has a broad range of customers including many large retail customers. During the year ended September 30, 2024, 2023 and 2022, there were two large retail customers, each exceeding 10% of consolidated Net Sales and representing 35.9%, 33.9%, and 32.9% of consolidated Net Sales, respectively. All segments sell products to the two large retail customers exceeding 10% of consolidated Net Sales.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenue at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. The following is a rollforward of the liability for product returns for the years ended September 30, 2024, 2023 and 2022:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Other Adjustments	Ending Balance
September 30, 2024	$12.8	$28.6	$(27.3)	$0.3	$14.4
September 30, 2023	15.5	8.7	(11.2)	(0.2)	12.8
September 30, 2022	11.8	12.4	(19.8)	11.1	15.5
The recent increase in product returns are attributable to additional returns for product recalls with the U.S. Consumer Product Safety Commission (“CPSC”), further discussed in Note 20 - Commitments and Contingencies. Other adjustments include foreign currency translation and the liability for product returns assumed as part of the acquisition of the Tristar Business during the year ended September 30, 2022.
NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value measurements of financial assets and liabilities are defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value measurements are classified using a fair value hierarchy that is based on the observability of inputs used in measuring fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about hypothetical transactions in the absence of market data. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are classified under the following hierarchy:
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
The carrying values and estimated fair values for financial instruments as of September 30, 2024 and 2023 are as follows:

	2024					2023
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative assets	$—	$1.8	$—	$1.8	$1.8	$—	$3.3	$—	$3.3	$3.3
Derivative liabilities	—	15.3	—	15.3	15.3	—	9.0	—	9.0	9.0
Debt	—	576.3	—	576.3	560.8	—	1,418.6	—	1,418.6	1,555.5
The Company’s derivative instruments are valued on a recurring basis using internal models, which are based on market observable inputs, including both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices (Level 2). The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance, which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. See Note 13 – Derivatives for further detail.
The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). See Note 11 – Debt for further detail.
The carrying values of goodwill, intangible assets and other long-lived assets such as property, plant and equipment and operating lease assets, are tested annually or more frequently if a triggering event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 10 - Goodwill and Intangible Assets, Note 9 - Property Plant and Equipment, and Note 12 - Leases for further detail.
The carrying values of cash and cash equivalents, short term investments, receivables, accounts payable and other short-term debt and accruals approximate fair value based on the short-term nature of these assets and liabilities.
NOTE 7 - RECEIVABLES
The allowance for doubtful accounts as of September 30, 2024 and 2023 was $8.1 million and $7.7 million, respectively. The following is a rollforward of the allowance for doubtful accounts for the years ended September 30, 2024, 2023 and 2022:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Other Adjustments	Ending Balance
September 30, 2024	$7.7	$2.6	$(2.2)	$—	$8.1
September 30, 2023	7.3	5.0	(1.4)	(3.2)	7.7
September 30, 2022	6.7	4.2	(4.9)	1.3	7.3
Other adjustments include foreign currency translation and the allowance for doubtful accounts assumed as part of the acquisition of the Tristar Business during the year ended September 30, 2022.
The Company has a broad range of customers including many large retail customers, some of which exceed 10% of consolidated Net Trade Receivables. As of September 30, 2024 and 2023 there were two customers that exceeded 10% of consolidated Trade Receivables, Net, representing 42.6% and 39.8%, respectively.
We had entered into various factoring agreements and early pay programs with our customers to sell trade receivables under non-recourse agreements in exchange for cash proceeds and as part of our financing for working capital. These transactions were treated as a sale and accounted for as a reduction in trade receivables because the agreements transferred control and risk related to the receivables to the buyers. A loss was recognized for any discount and fees associated with the transfer and recognized as Selling, General and Administrative Expense on the Consolidated Statements of Income, with cash proceeds recognized as cash flow from operating activities. In some instances, we continued to service the transferred receivable after the factoring has occurred, but in most cases, we do not service any factored accounts. Any servicing of the trade receivable did not constitute significant continuing involvement or preclude the recognition of a sale and we do not carry any material servicing assets or liabilities on the Consolidated Statements of Financial Position. The cost of factoring such trade receivables was $1.9 million, $15.1 million, and $10.2 million for the years ended September 30, 2024, 2023, and 2022, respectively. During the year ended September 30, 2024, the Company had suspended its receivable factoring activity and participation in early pay programs.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - INVENTORY
Inventories as of September 30, 2024 and 2023 consist of the following:

(in millions)	2024	2023
Raw materials	$46.8	$55.8
Work-in-process	5.6	6.2
Finished goods	409.7	400.8
Inventories	$462.1	$462.8
During the year ended September 30, 2023, the Company recognized an incremental inventory loss of $20.6 million in its HPC segment for the disposal of select product SKUs and models associated with the acquired brands from the Tristar Business acquisition after assessing, among other things, performance and quality standards and the business risks associated with the continued support and distribution of such products. HPC management has suspended any further sale of the selected products as part of a shift in its strategy of distribution and development of products within its brand portfolio and avoid deterioration and further reduction in the value of acquired brands and supported products.
NOTE 9 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2024 and 2023 consist of the following:

(in millions)	2024	2023
Land, buildings and improvements	$88.2	$83.4
Machinery, tooling and equipment	337.4	330.1
Computer software	142.6	136.2
Finance leases	141.4	136.9
Construction in progress	25.1	18.1
Property, plant and equipment	$734.7	$704.7
Accumulated depreciation	(468.1)	(429.6)
Property, plant and equipment, net	$266.6	$275.1
Depreciation expense from property, plant and equipment for the years ended September 30, 2024, 2023 and 2022 was $57.3 million, $48.9 million, and $49.0 million, respectively.
During the year ended September 30, 2023, the Company completed the sale of two facilities in its EMEA region, primarily consisting of office space supporting the GPC segment, with total proceeds of $5.2 million and resulting in a gain on sale of $2.7 million, included as Selling, General and Administrative Expense on the Consolidated Statements of Income.
During the year ended September 30, 2023, the Company recognized a $3.9 million impairment charge on idle equipment associated with the early exit of a GPC warehouse lease, included as Selling, General and Administrative Expense on the Consolidated Statements of Income.
Additionally, the Company has deferred implementation costs for hosted cloud computing arrangements as of September 30, 2024 and 2023 as follows:

(in millions)	2024	2023
Deferred cloud computing costs, net	$8.3	$7.0
Reported as:
Prepaid expenses and other current assets	4.3	7.0
Deferred charges and other	4.0	—
Amortization of deferred hosted cloud computing costs arrangements implementation costs for the years ended September 30, 2024, 2023 and 2022 was $2.6 million, $1.1 million and $0.6 million, respectively.
NOTE 10 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following:

(in millions)	GPC	H&G	HPC	Total
As of September 30, 2022	$502.4	$342.6	$108.1	$953.1
Impairment	—	—	(111.1)	(111.1)
Tristar Business acquisition	—	—	3.0	3.0
Foreign currency impact	9.7	—	—	9.7
As of September 30, 2023	$512.1	$342.6	$—	$854.7
Foreign currency impact	10.2	—	—	10.2
As of September 30, 2024	$522.3	$342.6	$—	$864.9
During the year ended September 30, 2023, the Company recognized an impairment of goodwill of $111.1 million with its HPC reporting unit and segment identified by a triggering event attributable to a declining trend in operating performance results, challenging retail environment with increased competition, lower distribution, and excess retail inventory levels impacting pricing and promotional spending, resulting in a reduction in actual and projected sales and margin realization within its current and forecasted cash flows and a full impairment of the identified goodwill for the HPC reporting unit and segment.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 - GOODWILL AND INTANGIBLE ASSETS (continued)
The carrying value of indefinite lived intangible and definite lived intangible assets subject to amortization and accumulated amortization are as follows:

	2024			2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$641.8	$(452.3)	$189.5	$635.0	$(412.9)	$222.1
Technology assets	75.3	(41.0)	34.3	75.3	(35.9)	39.4
Tradenames	27.9	(10.9)	17.0	27.6	(7.4)	20.2
Total amortizable intangible assets	745.0	(504.2)	240.8	737.9	(456.2)	281.7
Indefinite-lived intangible assets - tradenames	749.6	—	749.6	778.4	—	778.4
Total intangible assets	$1,494.6	$(504.2)	$990.4	$1,516.3	$(456.2)	$1,060.1
During the year ended September 30, 2024, the Company recognized an impairment of indefinite lived intangible assets of $45.2 million, consisting of an impairment with our H&G segment of $39.0 million with the Rejuvenate® tradename identified by a triggering event due to the loss of a key distribution expansion opportunity resulting in a significant shift in the forecasted revenue, an impairment with our HPC segment of $4.0 million with a non-core tradename identified by a triggering event due to a change in brand strategy, and an impairment with our GPC segment of $2.2 million with the OmegaSea® tradename identified as part of our annual impairment assessment.
During the year ended September 30, 2023, the Company recognized an impairment on indefinite lived intangible assets of $120.7 million, including an impairment with our H&G segment of $56.0 million with the Rejuvenate® tradename identified by a triggering event due to a shift in consumer purchasing activity and retail inventory management efforts with certain retail customers that make up a significant concentration of revenue for the brand and further reducing near-term forecasted sales, with a strategic shift in the projected timing and realization of long-term projected revenues. Additionally, the Company recognized impairment charges with our HPC segment including the impairment of the PowerXL® tradename of $45.0 million identified by a triggering event due to the decrease in distribution with retail customers, significant pricing adjustments and promotional spending activity resulting in a substantial shift in actual and projected revenues for the brand; and the impairment of the George Foreman® tradename of $19.7 million identified by a triggering event due to shifts in market demand for related product categories and shift in the Company’s brand portfolio strategy and projected utilization of the tradename going forward. As a result of the change in the Company’s strategy and utilization of the George Foreman® tradename, the Company converted the George Foreman® tradename from an indefinite-lived tradename to a definite-lived tradename during the year ended September 30, 2023.
Amortization expense from intangible assets for the years ended September 30, 2024, 2023 and 2022 was $44.5 million, $42.3 million and $50.3 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2025	$42.2
2026	40.0
2027	40.0
2028	39.9
2029	36.9
NOTE 11 - DEBT
Debt as of September 30, 2024 and 2023 consist of the following:

	2024		2023
(in millions)	Amount	Rate	Amount	Rate
3.375% Exchangeable Notes, due June 1, 2029	$350.0	3.4%	$—	—%
4.00% Notes, due October 1, 2026	—	—%	448.8	4.0%
5.00% Notes, due October 1, 2029	4.9	5.0%	297.2	5.0%
5.50% Notes, due July 15, 2030	13.2	5.5%	288.5	5.5%
3.875% Notes, due March 15, 2031	128.0	3.9%	453.0	3.9%
Obligations under finance leases	81.6	5.4%	86.4	5.3%
Total debt	577.7		1,573.9
Debt issuance costs	(16.9)		(18.4)
Less current portion	(9.4)		(8.6)
Long-term debt, net of current portion	$551.4		$1,546.9

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - DEBT (continued)
The aggregate scheduled maturities of debt obligations are as follows, excluding obligations under capital leases. See Note 12 - Leases for scheduled maturities of obligations under capital leases:

(in millions)	Amount
2025	$—
2026	—
2027	—
2028	—
2029	350.0
Thereafter	146.1
Total long-term debt	$496.1
Credit Agreement and Revolver Facility
On October 19, 2023, Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of Spectrum Brands, Holdings, Inc. (“SBH”), and SB/RH Holdings, LLC (“SB/RH”), a wholly-owned subsidiary of Spectrum Brands Holdings, Inc. and parent to SBI, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company, SB/RH, Royal Bank of Canada, as the administrative agent, and the lenders party thereto. The proceeds of the Credit Agreement will be used for working capital needs and other general corporate purposes. The Credit Agreement refinanced the Company’s previous credit agreement and includes certain modified terms from the previous Credit Agreement, including extending the maturity to October 19, 2028, and the reduction of the Revolver Facility to $500 million (with a U.S. dollar tranche and a multicurrency tranche). The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries’ ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain expectations set forth in the Credit Agreement.
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
Pursuant to a guarantee agreement, SBH and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Credit Agreement and related loan documents. Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SBH has pledged the capital stock of SBI to secure such obligations. The Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness.
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
As a result of borrowings and payments under the Revolver Facility, as of September 30, 2024, the Company had borrowing availability of $490.8 million, net of outstanding letters of credit of $9.2 million. As of September 30, 2024, there was unamortized debt issuance costs of $4.3 million associated with the Credit Agreement.
3.375% Exchangeable Notes due June 1, 2029
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - DEBT (continued)
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
The Company incurred $11.8 million in fees and expenses in connection with the issuance of the Exchangeable Notes which were capitalized as debt issuance costs and will be amortized over the term of the Exchangeable Notes. As of September 30, 2024, there was unamortized debt issuance costs of $11.1 million associated with the Exchangeable Notes.
Since the issuance of the Exchangeable Notes, the conditions allowing holders of the Exchangeable Notes to convert have not been met. The Exchangeable Notes were therefore not convertible as of September 30, 2024, and were classified as long-term debt on the Consolidated Statements of Financial Position.
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
4.00% Notes due October 1, 2026 (“2026 Notes”)
On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes due October 1, 2026. The 2026 Notes were guaranteed by SB/RH as well as by SBI’s existing and future domestic subsidiaries. The Company recorded $7.7 million of fees in connection with the offering of the 2026 Notes, which have been capitalized as debt issuance costs and were amortized over the remaining life of the 2026 Notes. During the year ended September 30, 2024, concurrent with the issuance of the Exchangeable Notes, the Company initiated a cash tender offer and fully redeemed the outstanding principal amount of the 2026 Notes, resulting in a full write-off of unamortized debt issuance costs and loss on early extinguishment, as further discussed below.
5.00% Notes due October 1, 2029 (“2029 Notes”)
On September 24, 2019, SBI issued $300 million aggregate principal amount of 5.00% Senior Notes due October 1, 2029. The 2029 Notes are guaranteed by SBI’s existing and future domestic subsidiaries.
SBI may redeem some or all of the 2029 Notes at certain fixed redemption prices. Further, the indenture governing the 2029 Notes (the “2029 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2029 Indenture.
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
In addition, the 2029 Indenture proves for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2029 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 2029 Notes. If any other event of default under the 2029 Indenture occurs and is continuing, the trustee for the 2029 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 2029 Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2024, we were in compliance with all covenants under the indentures governing the 2029 Notes.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - DEBT (continued)
The Company recorded $4.1 million of fees in connection with the offering of the 2029 Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 2029 Notes. During the year ended September 30, 2024, concurrent with the issuance of the Exchangeable Notes, the Company initiated a cash tender offer and partially redeemed the outstanding principal amount of the 2029 Notes, resulting in a partial write-off of unamortized debt issuance costs and loss on early extinguishment, as further discussed below, further discussed below. As of September 30, 2024, there was unamortized debt issuance costs of $0.1 million associated with the 2029 Notes.
5.50% Notes due July 15, 2030 (“2030 Notes”)
On June 30, 2020, SBI issued $300 million aggregate principal amount of 5.50% Senior Notes due July 13, 2030. The 2030 Notes are guaranteed by SBI's existing and future domestic subsidiaries.
On or after July 15, 2025, SBI may redeem some or all of the 2030 Notes at certain fixed redemption prices. In addition, prior to July 15, 2025, SBI may redeem the applicable outstanding notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest. SBI may redeem up to 35% of the aggregate principal amount of the notes before July 15, 2023 with cash equal to the net proceeds that SBI raises in equity offerings at specified redemption price. Further, the indenture governing the 2030 Notes (the “2030 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2030 Indenture.
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
In addition, the 2030 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or an acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2030 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 2030 Notes. If any other event of default under the 2030 Indenture occurs and is continuing, the trustee for the 2030 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 2030 Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2024, we were in compliance with all covenants under the indentures governing the 2030 Notes.
The Company recorded $6.2 million of fees in connection with the offering of the 2030 Notes, which have been capitalized as debt issuance costs and amortized over the remaining life of the 2030 Notes. During the year ended September 30, 2024, concurrent with the issuance of the Exchangeable Notes, the Company initiated a cash tender offer and partially redeemed the outstanding principal amount of the 2030 Notes, resulting in a partial write-off of unamortized debt issuance costs and loss on early extinguishment, as further discussed below. As of September 30, 2024, there was unamortized debt issuance costs of $0.2 million associated with the 2030 Notes.
3.875% Notes due March 15, 2031 (“2031 Notes”)
On March 3, 2021, SBI issued $500 million aggregate principal amount of 3.875% Senior Notes due March 15, 2031. The 2031 Notes are guaranteed by SBI's existing and future domestic subsidiaries.
On or after March 15, 2026, SBI may redeem some or all of the 2031 Notes at certain fixed redemption prices. In addition, prior to March 15, 2026, SBI may redeem the applicable outstanding notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest. SBI may redeem up to 35% of the aggregate principal amount of the notes before March 15, 2024 with cash equal to the net proceeds that SBI raises in equity offerings at specified redemption price. Further, the indenture governing the 2031 Notes (the “2031 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2031 Indenture.
The 2031 Indenture contains covenants limiting, among other things, the incurrence of additional indebtedness, pay dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.
In addition, the 2031 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or an acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2031 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 2031 Notes. If any other event of default under the 2031 Indenture occurs and is continuing, the trustee for the 2031 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 2031 Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2024, we were in compliance with all covenants under the indentures governing the 2031 Notes.
The Company recorded $7.6 million of fees in connection with the offering of the 2031 Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 2031 Notes. During the year ended September 30, 2024, concurrent with the issuance of the Exchangeable Notes, the Company initiated a cash tender offer and partially redeemed the outstanding principal amount of the 2031 Notes, resulting in a partial write-off of unamortized debt issuance costs and gain on early extinguishment, as further discussed below. As of September 30, 2024, there was unamortized debt issuance costs $1.3 million associated with the 2031 Notes.
Tendered Notes and Redemption of 2026 Notes
On May 20, 2024, the Company commenced a cash tender offer (the “Tender Offer”) by its wholly-owned subsidiary, SBI, of up to the outstanding aggregate principal amount of the 2026 Notes, the 2029 Notes and the 2030 Notes, and a tender offer for the 2031 Notes (collectively, the “Tendered Notes”) that may be purchased for an combined aggregate purchase price of up to $925.0 million, including accrued and unpaid interest, with discretion to upsize the Tender Offer. On June 3, 2024, the Company received the early tender results and amended the Tender Offer to increase the previously announced maximum tender offer from $925.0 million to $1,160.5 million, including accrued and unpaid interest. On June 18, 2024, the Company completed the cash tender offer of the Tendered Notes.
Additionally, on June 17, 2024, the Company notified the trustee of the 2026 Notes that it would redeem the remaining aggregate principal amount not redeemed as part of the Tender Offer, which was subsequently paid on June 20, 2024, at a redemption price equal to 100.667% of the principal amount, plus accrued and unpaid interest, resulting in the full redemption of the 2026 Notes.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - DEBT (continued)
The following summarizes the results of the cash tender of the Tendered Offer and full redemption of the 2026 Notes (excluding amounts paid for unpaid and accrued interest), the write-off of unamortized debt issuance costs and loss (gain) from early extinguishment of debt realized during the year ended September 30, 2024:

(in millions)	Amounts Tendered	Amounts Paid	Premium (Discount) Realized	Unamortized Debt Issuance Costs	Loss (Gain) on Early Extinguishment
2026 Notes	$462.0	$462.1	$0.1	$2.2	$2.3
2029 Notes	284.2	284.2	—	2.9	2.9
2030 Notes	142.5	142.5	—	2.0	2.0
2031 Notes	285.7	277.7	(8.0)	3.0	(5.0)
Total	$1,174.4	$1,166.5	$(7.9)	$10.1	$2.2
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
Debt Repurchase
During the years ended September 30, 2024 and 2023, the Company repurchased certain Senior Notes available for sale on the open market, at a discount, which were ultimately retired upon receipt. The repurchase of debt obligations are treated as an extinguishment, with any realized discount recognized as a gain on debt repurchase on the Consolidated Statements of Income, net any write-off of related deferred financing costs. The following summarizes the repurchase activity for each of the respective Senior Notes, including the amounts paid (excluding amounts paid for unpaid and accrued interest) for debt repurchases, the write-off of unamortized debt issuance costs and gain from early extinguishment realized during the years ended September 30, 2024 and 2023:

	2024				2023
(in millions)	Amounts Repurchased	Amounts Paid	Unamortized Debt Issuance Costs	Gain on Early Extinguishment	Amounts Repurchased	Amounts Paid	Unamortized Debt Issuance Costs	Gain on Early Extinguishment
2029 Notes	$8.1	$7.8	$0.1	$0.2	$2.8	$2.6	$—	$0.2
2030 Notes	132.8	130.5	2.0	0.3	11.5	10.7	0.2	0.6
2031 Notes	39.2	34.6	0.4	4.2	47.1	39.4	0.6	7.1
Total	$180.1	$172.9	$2.5	$4.7	$61.4	$52.7	$0.8	$7.9

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LEASES
The Company has leases primarily pertaining to manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery, computers, and office equipment that expire at various times through June 2035. We have embedded operating leases within certain third-party logistic agreements for warehousing and information technology services arrangements and recognized right of use assets identified in the arrangements as part of Operating Lease Assets on the Consolidated Statements of Financial Position. We elected to exclude certain supply chain contracts that may contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our consolidated financial statements.
The following is a summary of leases recognized on the Consolidated Statements of Financial Position as of September 30, 2024 and 2023:

(in millions)	Line Item	2024	2023
Assets
Operating	Operating lease assets	$101.9	$110.8
Finance	Property, plant and equipment, net	61.0	66.2
Total lease assets		$162.9	$177.0
Liabilities
Current
Operating	Other current liabilities	$31.3	$26.9
Finance	Current portion of long-term debt	9.4	8.6
Long-term
Operating	Long-term operating lease liabilities	87.0	95.6
Finance	Long-term debt, net of current portion	72.2	77.8
Total lease liabilities		$199.9	$208.9

As of September 30, 2024, there were no significant commitments related to executed leases that has not yet commenced and are unrecognized.
During the year ended September 30, 2024, the Company recognized a $5.1 million impairment charge on a right of use operating lease asset for a HPC distribution center having a maturity of February 2025, due to the exit of operations from the facility and the inability to sub-lease to a third-party prior to the maturity, included within Selling, General & Administrative Expense on the Consolidated Statements of Income. During the year ended September 30, 2023, the Company recognized a $5.2 million impairment charge on a right of use operating lease asset for a GPC warehouse having a maturity date of December 2029, due to the exit of operations from the facility and the intention to sub-lease to a third-party, included as Selling, General & Administrative Expense on the Consolidated Statements of Income. The impairments were measured using projected discounted cash flow for the facility, including assumed sub-lease tenant, when applicable, at sub-lease rental rates comparable to current market conditions.
The components of lease costs recognized in the Consolidated Statements of Income for the year ended September 30, 2024, 2023, and 2022 are as follows:

(in millions)	2024	2023	2022
Operating lease cost	$34.6	$37.0	$26.3
Finance lease cost
Amortization of leased assets	10.3	10.2	10.5
Interest on lease liability	4.5	4.8	5.2
Variable lease cost	13.0	12.4	10.8
Total lease cost	$62.4	$64.4	$52.8

During the year ended September 30, 2024, 2023, and 2022 the Company recognized income attributable to leases and sub-leases of $2.4 million, $2.4 million, and $2.7 million, respectively. Income from leases and sub-leases is recognized as Other Non-Operating Income on the Consolidated Statements of Income.
The following is a summary of cash paid for amounts included in the measurement of lease liabilities recognized in the Consolidated Statements of Cash Flow, including supplemental non-cash activity related to operating leases, for the year ended September 30, 2024, 2023, and 2022:

(in millions)	2024	2023	2022
Operating cash flow from operating leases	$35.5	$30.3	$25.3
Operating cash flows from finance leases	4.5	4.8	5.1
Financing cash flows from finance leases	10.1	9.5	8.9
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	25.2	66.9	30.4

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - LEASES (continued)
The following is a summary of weighted-average lease term and discount rate at September 30, 2024 and 2023:

	2024	2023
Weighted average remaining lease term
Operating leases	4.0 years	4.6 years
Finance leases	8.0 years	8.7 years
Weighted average discount rate
Operating leases	6.0%	5.5%
Finance leases	5.4%	5.3%
At September 30, 2024, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2025	$13.1	$37.3
2026	13.6	32.0
2027	13.4	29.6
2028	13.1	25.1
2029	12.7	7.4
Thereafter	33.9	1.8
Total lease payments	99.8	133.2
Amount representing interest	(18.2)	(14.9)
Total minimum lease payments	$81.6	$118.3

NOTE 13 - DERIVATIVES
Derivative financial instruments are used principally in the management of its foreign currency exchange rate exposures. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third-party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Peso, Pound Sterling or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to inventory purchases or the sale of product. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of Goods Sold on the Consolidated Statements of Income. At September 30, 2024, the Company had a series of foreign exchange derivative contracts outstanding through June 2026. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $7.6 million, net of tax. At September 30, 2024 and 2023, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $351.7 million and $320.2 million, respectively.
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain or loss recognized in the Consolidated Statements of Income for the years ended September 30, 2024, 2023 and 2022:

	Gain (Loss) in OCI			Reclassified to Continuing Operations
(in millions)	2024	2023	2022	Line Item	2024	2023	2022
Foreign exchange contracts	$0.1	$0.3	$0.2	Net sales	$0.3	$0.2	$0.1
Foreign exchange contracts	(20.1)	(34.8)	30.9	Cost of goods sold	(15.5)	(12.4)	20.1
Total	$(20.0)	$(34.5)	$31.1		$(15.2)	$(12.2)	$20.2
Derivative Contracts Not Designated as Hedges for Accounting Purposes
The Company periodically enters into forward exchange contracts to economically hedge a portion of the risk from third-party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Canadian Dollars, Colombian Peso, Czech Koruna, Euros, Japanese Yen, Mexican Peso, Pound Sterling, Singapore Dollar, Swiss Franc, Turkish Lira, or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2024, the Company had a series of forward exchange contracts outstanding through October 2024. At September 30, 2024 and 2023, the Company had $466.9 million and $671.5 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The following table summarizes the gain or loss associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2024, 2023 and 2022.

(in millions)	Line Item	2024	2023	2022
Foreign exchange contracts	Other non-operating (income) expense	$(20.1)	$(14.3)	$25.6

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - DERIVATIVES (continued)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2024	2023
Derivative Assets
Foreign exchange contracts - designated as hedge	Other receivables	$1.4	$1.4
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.1	0.1
Foreign exchange contracts - not designated as hedge	Other receivables	0.3	1.8
Total Derivative Assets		$1.8	$3.3
Derivative Liabilities
Foreign exchange contracts - designated as hedge	Accounts payable	$11.5	$8.1
Foreign exchange contracts - designated as hedge	Other long-term liabilities	1.4	—
Foreign exchange contracts - not designated as hedge	Accounts payable	2.4	0.9
Total Derivative Liabilities		$15.3	$9.0
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant for the years ended September 30, 2024 and 2023.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2024, and 2023, there was no cash collateral outstanding and had no posted standby letters of credit related to such liability positions.
Net Investment Hedge
SBI had €425.0 million aggregate principal amount of the 2026 Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense, Net.
Net unrealized gains or losses from the net investment hedge are reclassified from AOCI into earnings upon liquidation event or deconsolidation of Euro denominated subsidiaries. Effective June 20, 2024, the net investment hedge is no longer outstanding due to the full redemption of the 2026 Notes. See Note 11 - Debt for additional detail. The cumulative unrealized gain of $11.9 million related to the net investment hedge will remain in AOCI until a liquidation event or deconsolidation of the underlying Euro denominated subsidiaries. The following summarizes the pre-tax (loss) gain from the net investment hedge recognized in Other Comprehensive Income for the year ended September 30, 2024, through redemption of the 2026 Notes, and the years ended September 30, 2023 and 2022:

(Loss) Gain in OCI (in millions)	2024	2023	2022
Net investment hedge	$(13.2)	$(31.7)	$75.8
NOTE 14 - SUPPLIER FINANCING PROGRAMS
As of September 30, 2024 and 2023, the Company had $4.8 million and $17.9 million, respectively, in outstanding payment obligations that were sold to a financial institution by participating suppliers and included in Accounts Payable in the Consolidated Statements of Financial Position. During the year ended September 30, 2023, the Company paid $91.0 million to a financial institution for payment obligations that were settled through the supplier financing program. The following table summarizes the roll-forward of the supplier finance program for the year ended September 30, 2024:

(in millions)	Amount
Outstanding payment obligations as of September 30, 2023	$17.9
Invoices confirmed during the period	45.7
Confirmed invoices paid during the period	(58.8)
Outstanding payment obligations as of September 30, 2024	$4.8
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)
The following tables provide additional information on the defined benefit plans as of September 30, 2024 and 2023:

	U.S. Plans		Non U.S. Plans
(in millions)	2024	2023	2024	2023
Changes in benefit obligation:
Benefit obligation, beginning of year	$50.9	$53.5	$106.5	$101.1
Service cost	0.7	0.6	0.7	0.8
Interest cost	2.8	2.8	5.0	4.6
Actuarial gain	4.4	(1.7)	8.0	(4.5)
Settlements and curtailments	—	—	(11.1)	—
Benefits paid	(4.8)	(4.3)	(4.5)	(4.2)
Foreign currency exchange rate changes	—	—	8.1	8.7
Benefit obligation, end of year	54.0	50.9	112.7	106.5
Changes in plan assets:
Fair value of plan assets, beginning of year	49.0	50.3	102.7	93.1
Actual return on plan assets	8.9	2.9	7.9	(1.1)
Employer contributions	0.1	0.1	6.4	6.8
Settlements and curtailments	—	—	(11.1)	—
Benefits paid	(4.8)	(4.3)	(4.5)	(4.2)
Foreign currency exchange rate changes	—	—	8.0	8.1
Fair value of plan assets, end of year	53.2	49.0	109.4	102.7
Funded status	$(0.8)	$(1.9)	$(3.3)	$(3.8)
Amounts recognized in statement of financial position
Deferred charges and other	$—	$—	$12.4	$9.6
Other accrued expenses	0.1	0.1	—	—
Other long-term liabilities	0.7	1.8	15.7	13.4
Accumulated other comprehensive loss	7.7	9.4	29.5	23.8
Weighted average assumptions
Discount rate	4.39 - 4.74%	5.72%	3.40 - 5.10%	4.00 - 5.20%
Rate of compensation increase	N/A	N/A	2.75%	2.75%
The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with projected benefit obligations in excess of plan assets:

	U.S. Plans		Non U.S. Plan
(in millions)	2024	2023	2024	2023
Projected benefit obligation	$54.0	$50.9	$66.8	$57.0
Accumulated benefit obligation	54.0	50.9	64.0	57.0
Fair value of plan assets	53.2	49.0	51.1	43.5
The following table contains the components of net periodic benefit cost from defined benefit plans for the years ended September 30, 2024, 2023 and 2022:

	U.S. Plans			Non U.S. Plans
(in millions)	2024	2023	2022	2024	2023	2022
Service cost	$0.7	$0.6	$0.5	$0.7	$0.8	$1.2
Interest cost	2.8	2.8	1.9	5.0	4.6	2.1
Expected return on assets	(2.9)	(3.1)	(3.2)	(4.5)	(3.9)	(4.0)
Unrecognized prior service cost	—	—	—	0.1	—	—
Recognized net actuarial loss	—	—	0.8	0.9	0.8	2.8
Net periodic benefit cost	$0.6	$0.3	$—	$2.2	$2.3	$2.1
Weighted average assumptions
Discount rate	5.56 - 5.72%	5.37%	2.70%	4.00 - 5.60%	3.70 - 5.20%	1.00 - 2.00%
Expected return on plan assets	5.50%	5.25%	5.00%	2.54 - 5.00%	2.54 - 5.58%	0.99 - 4.06%
Rate of compensation increase	N/A	N/A	N/A	2.75%	2.75%	2.50%

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)
The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established. The expected return on plan assets is based on the expectation of the long-term average rate of return of the capital market in which the plans invest. The expected return reflects the target asset allocations and considers the historical returns earned for each asset category. The components of net periodic benefit cost other than the service cost component are recognized as Other Non-Operating Expense, Net on the Consolidated Statements of Income. See Note 19 - Accumulated Other Comprehensive Income for further detail on recognition of the net actuarial loss recognized in other comprehensive income attributable to defined benefit plans.
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
Below is a summary allocation of defined benefit plan assets as of September 30, 2024 and 2023:

	U.S. Plans		Non U.S. Plans
Asset Type	2024	2023	2024	2023
Equity Securities	20%	30%	—%	—%
Fixed Income Securities	80%	70%	55%	49%
Other	—%	—%	45%	51%
Total	100%	100%	100%	100%
The fair value of defined benefit plan assets by asset category as of September 30, 2024 and 2023 are as follows:

	September 30, 2024				September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash & cash equivalents	$1.3	$—	$—	$1.3	$0.3	$—	$—	$0.3
Equity	3.5	4.4	—	7.9	4.6	5.7	—	10.3
Fixed income securities	33.3	7.1	—	40.4	24.2	7.8	—	32.0
Foreign equity	3.0	—	—	3.0	4.5	—	—	4.5
Foreign fixed income securities	—	60.5	—	60.5	—	50.8	—	50.8
Life insurance contracts	—	47.0	—	47.0	—	40.7	—	40.7
Annuity policy	—	—	—	—	—	—	10.4	10.4
Other	—	2.5	—	2.5	—	2.7	—	2.7
Total plan assets	$41.1	$121.5	$—	$162.6	$33.6	$107.7	$10.4	$151.7
Level 3 assets consisted of a purchased group annuity using plan assets and escrow funds to cover the projected benefit obligation assumed in the purchase as a result of an annuity buy-in, in accordance with United Kingdom ("UK") pension regulations, where the assets of the plan were invested in a bulk-purchase annuity policy with an insurance company, under which the Company retained both the fair value of the annuity contract and the pension benefit obligations related to this plan. During the year ended September 30, 2024, individual policies replaced the bulk annuity policy in a buy-out transaction resulting in the recognition of a plan settlement, removal of the related assets and obligations for the respective plan, and no Level 3 assets as of September 30, 2024.
During the year ended September 30, 2024, the Company funded $1.6 million to cash accounts which are otherwise restricted by the trustee of certain benefit plans in the UK to support contingent funding requirements for the respective plans. The account is excluded from other plan assets within the trusts for the respective plans and considered restricted cash and reported as Deferred Chargers and Other Assets on the Consolidated Statements of Financial Position as of September 30, 2024.
The following benefit payments are expected to be paid:

(in millions)	U.S. Plans	Non U.S. Plans
2025	$4.9	$4.6
2026	4.2	5.0
2027	4.2	5.7
2028	4.2	6.0
2029	4.1	5.7
2025-2034	19.5	32.2
Defined Contribution Plans
The Company sponsored defined contribution plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, pursuant to Section 401(k) of the Internal Revenue Code. The Company made discretionary matching contributions of eligible compensation. The Company also sponsors defined contribution plans for eligible employees of certain foreign subsidiaries. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations, including discretionary amounts, for the years ended September 30, 2024, 2023 and 2022, were $7.4 million, $7.5 million, and $7.4 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES
Income tax expense (benefit) was calculated based upon the following components of income (loss) from continuing operations before income taxes for the years ended September 30, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
United States	$8.0	$(399.8)	$(263.0)
Outside the United States	155.6	109.6	172.7
Income (loss) from continuing operations before income taxes	$163.6	$(290.2)	$(90.3)
The components of income tax expense (benefit) for the years ended September 30, 2024, 2023 and 2022 are as follows:

(in millions)	2024	2023	2022
Current tax expense:
U.S. Federal	$27.4	$81.8	$7.7
Foreign	31.9	44.9	24.7
State and local	1.3	(0.4)	(1.1)
Total current tax expense	60.6	126.3	31.3
Deferred tax expense (benefit):
U.S. Federal	6.2	(197.7)	(26.5)
Foreign	1.2	5.0	(1.2)
State and local	(3.7)	9.9	(16.9)
Total deferred tax expense (benefit)	3.7	(182.8)	(44.6)
Income tax expense (benefit)	$64.3	$(56.5)	$(13.3)

The following reconciles the total income tax expense (benefit), based on the U.S. Federal statutory income tax rate of 21% with the Company’s recognized income tax expense (benefit):

(in millions)	2024	2023	2022
U.S. Statutory federal income tax expense (benefit)	$34.4	$(60.9)	$(19.0)
Permanent items	8.1	5.0	(1.7)
Goodwill impairment	—	2.8	—
Foreign statutory rate vs. U.S. statutory rate	(3.7)	(1.6)	(4.7)
State income taxes, net of federal effect	(3.2)	(14.5)	(8.3)
State effective rate change	1.0	(4.0)	1.2
GILTI	5.0	2.1	16.5
GILTI impact of retroactive law changes	—	—	(3.2)
Residual tax on foreign earnings	1.9	1.5	4.8
Change in valuation allowance	1.9	0.2	3.6
Unrecognized tax expense	7.3	3.8	2.2
Share based compensation adjustments	0.3	0.3	(5.6)
Research and development tax credits	(2.3)	(1.8)	(1.9)
Partnership outside basis adjustment	7.7	7.0	1.2
Return to provision adjustments and other, net	5.9	3.6	1.6
Income tax expense (benefit)	$64.3	$(56.5)	$(13.3)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2024 and 2023 are as follows:

(in millions)	2024	2023
Deferred tax assets
Employee benefits	$27.4	$22.9
Inventories and receivables	28.0	31.9
Marketing and promotional accruals	5.1	5.3
Property, plant and equipment	2.3	2.8
Unrealized losses	22.2	30.5
Intangibles	9.6	9.3
Operating lease liabilities	27.7	27.6
Net operating loss and other carry forwards	322.2	331.6
Other	21.1	17.0
Total deferred tax assets	465.6	478.9
Deferred tax liabilities
Property, plant and equipment	4.4	7.9
Unrealized gains	6.8	11.1
Intangibles	171.8	167.2
Operating lease assets	23.4	24.6
Investment in partnership	78.3	80.3
Taxes on unremitted foreign earnings	1.7	1.2
Other	13.7	13.0
Total deferred tax liabilities	300.1	305.3
Net deferred tax liabilities	165.5	173.6
Valuation allowance	(321.4)	(333.4)
Net deferred tax liabilities, net valuation allowance	$(155.9)	$(159.8)
Reported as:
Deferred charges and other	$14.9	$15.0
Deferred income taxes (noncurrent liability)	170.8	174.8
During Fiscal 2022, the Company became aware of ongoing legal challenges to the validity of the IRC Section 245A temporary regulations (“June 2019 Regulations”) adopted by the Treasury Department in June of 2019. During the year ended September 30, 2022, the Company filed a protective amended U.S. income tax return consistent with the June 2019 Regulations being invalid. The Company has determined that this position is not more likely than not to be upheld and therefore did not record a tax benefit for this amended return for the year ended September 30, 2022. Should the June 2019 Regulations ultimately be found invalid, the Company estimates that, as of September 30, 2024, it would recognize a tax benefit of approximately $59.0 million.
On November 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (“November 2020 Regulations”) under Internal Revenue Code Sections 245A and 951A related to the treatment of previously disqualified basis under the GILTI regime. The November 2020 Regulations are effective for Fiscal 2022, but the Company can elect to apply them to Fiscal 2018 through Fiscal 2021. The Company has satisfied the requirements necessary to apply the Regulations retroactively. The Company completed and filed the amended return implementing these November 2020 Regulations during Fiscal 2022 and recorded an additional $3.2 million tax benefit in the year ended September 30, 2022 for years prior to Fiscal 2020.
The Tax Reform Act of December 22, 2017, included a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Company’s mandatory repatriation tax is payable over 8 years. The first payment was due January 2019. As of September 30, 2024, $11.1 million of the mandatory repatriation liability is still outstanding and $5.2 million is due and payable in the next 12 months.
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
As of September 30, 2024 and 2023, the Company provided $1.7 million and $1.2 million, respectively, of residual foreign taxes on undistributed foreign earnings.
As a result of the June 2019 Regulations and the deemed mandatory repatriation, the Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at September 30, 2024. There were $500.6 million of the Company’s undistributed earnings taxed in the U.S. as a result of the mandatory deemed repatriation that was part of the Tax Reform Act, and the remaining earnings were taxed as a result of the June 2019 Regulations. The Company recorded GILTI inclusions for the tax year ended September 30, 2024 of $23.9 million. The Company estimates it generated untaxed, undistributed foreign earnings due to high-tax exceptions to GILTI inclusions under the Tax Reform Act for the year ended September 30, 2024 of $53.5 million and has cumulative untaxed, undistributed foreign earnings due to high-tax exceptions as of September 30, 2024 of $183.1 million.
As of September 30, 2024, the Company has U.S. federal net operating carryforwards (“NOLs”) of $569.2 million with a federal tax benefit of $119.5 million and tax benefits related to state NOLs of $42.8 million. Certain of the U.S. federal and state NOLs have indefinite carryforward periods while certain state NOLs expire through years ending in 2044. As of September 30, 2024, the Company has foreign NOLs of $458.7 million and tax benefits of $114.6 million, which will expire beginning in the Company's fiscal year ending September 30, 2025. Certain of the foreign NOLs have indefinite carryforward periods.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2024, that $561.2 million of the total U.S. federal NOLs with a federal tax benefit of $117.8 million and $13.8 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2024, that $112.4 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.
As of September 30, 2024, the valuation allowance is $321.4 million, of which $203.6 million is related to U.S. net deferred tax assets and $117.8 million is related to foreign net deferred tax assets. As of September 30, 2023, the valuation allowance was $333.4 million, of which $244.7 million was related to U.S. net deferred tax assets and $88.7 million is related to foreign net deferred tax assets. As of September 30, 2022, the valuation allowance was $337.4 million, of which $257.5 million is related to U.S. net deferred tax assets and $79.9 million is related to foreign net deferred tax assets. During the year ended September 30, 2024, the Company decreased its valuation allowance for deferred tax assets by $12.0 million of which $41.1 million is related to a decrease in valuation allowance against U.S. net deferred tax assets and $29.1 million related to an increase in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2023, the Company decreased its valuation allowance for deferred tax assets by $4.0 million, of which $12.8 million was related to a decrease in valuation allowance against U.S. net deferred tax assets and $8.8 million related to an increase in the valuation allowance against foreign net deferred tax assets.
As of September 30, 2024, the Company has recorded $42.3 million of valuation allowance against its U.S. state net operating losses.
The total amount of unrecognized tax benefits at September 30, 2024 and 2023 are $190.2 million and $121.1 million, respectively. If recognized in the future, $102.1 million of the unrecognized tax benefits as of September 30, 2024 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2024, and 2023 the Company had $9.8 million and $1.7 million of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the year ended September 30, 2024 and 2023 was a net increase of $8.1 million, $0.3 million, respectively, and a net decrease of $0.1 million for the year ended September 30, 2022. The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Unrecognized tax benefits, beginning of year	$121.1	$100.9	$18.0
Gross increase – tax positions in prior period	77.5	21.5	84.4
Gross decrease – tax positions in prior period	(9.2)	(34.4)	(2.9)
Gross increase – tax positions in current period	1.7	33.4	1.7
Settlements	(0.6)	—	—
Lapse of statutes of limitations	(0.3)	(0.3)	(0.3)
Unrecognized tax benefits, end of year	$190.2	$121.1	$100.9
The $84.4 million increase for unrecognized tax positions relating to prior periods during the year ended September 30, 2022 includes $67.3 million related to the protective amended U.S. tax return filed consistent with the June 2019 Regulations being invalid. For the year ended September 30, 2023, the Company recorded a decrease to the June 2019 Regulations position of $33.0 million, which is included in the $34.4 million decrease for unrecognized tax positions relating to prior periods during the year ended September 30, 2023, and represents the impact of Fiscal 2023 activity on the position. For the year ended September 30, 2024, the Company recorded a decrease to the June 2019 Regulations position of $2.3 million for the impact of Fiscal 2024 on the position. In addition, during the year ended September 30, 2024, the Company recorded an increase to the June 2019 regulations position of $17.9 million for the adjustments related to the Fiscal 2023 U.S. federal tax return filed during Fiscal 2024. The Company also recorded $27.3 million during the year ended September 30, 2023 for uncertain tax positions related to the state tax on the sale of HHI, which was increased by an additional $50.1 million during the year ended September 30, 2024 for the Fiscal 2023 state tax returns filed during Fiscal 2024.
The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2017 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2012 through December 31, 2015 are subject to Internal Revenue Service examination until the year that such net operating loss carryforwards are utilized, and those years are closed for audit. In addition, certain losses from 2002 to 2010 of entities acquired by the Company were able to be used in Fiscal 2019 and are subject to Internal Revenue Service examination until Fiscal 2019 is closed to audit. The Fiscal 2019 tax year is currently under examination and remains open. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2024, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - SHAREHOLDER'S EQUITY
The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On May 20, 2024, the Company announced a new $500 million common stock repurchase program authorized by its Board of Directors, replacing the Company’s previously approved share repurchase program of $1.0 billion. As part of the previously approved share repurchase program, the Company purchased treasury shares in open market purchases at market fair value in private purchases from employees or significant shareholders at fair value and through an accelerated share repurchase (“ASR”) agreement with a third-party financial institution, further discussed below. As part of the recently approved stock repurchase program, the Company purchased $50.0 million of common stock concurrent with the pricing of the offering of the Exchangeable Notes in privately negotiated transactions effected through one of the initial purchasers and/or its affiliates, at market price. Purchases under the program may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The repurchase program may be suspended or discontinued at any time.
On June 20, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase an aggregate of $500 million of the Company’s common stock, par value $0.01 per share. The Company funded the share repurchases under the ASR Agreement with cash on-hand following the closing of the sale of the Company’s HHI segment. Pursuant to the agreement, the Company paid $500.0 million to the financial institution at inception of the agreement and took delivery of 5.3 million shares, which represented 80% of the total shares the company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of the initial shares received of $400.0 million were recorded as a treasury stock transaction, with the remainder of $100.0 million recorded as a reduction of Additional Paid-In Capital ("APIC") during the year ended September 30, 2023. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. Upon settlement of the ASR Agreement effective November 16, 2023, the financial institution delivered additional shares of 1.3 million, based on the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount, and recognized a non-cash treasury share repurchase from APIC of $83.2 million during the year ended September 30, 2024, based upon the market value of the Company’s stock at the time of settlement.
The following summarizes the activity of common stock repurchases under the program for the years ended September 30, 2024, 2023 and 2022, excluding the recognition of a 1% excise tax on annual net share repurchases, recognized as a component of Treasury Stock on the Consolidated Statements of Financial Position (effective the year ended September 30, 2023):

	2024			2023			2022
(in millions, except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open market purchases	5.6	$77.48	$432.7	0.4	$81.60	$34.7	1.4	$97.34	$134.0
Private purchases	0.5	93.74	50.0	—	—	—	—	—	—
ASR	1.3	65.84	83.2	5.3	74.86	400.0	—	—	—
Total purchases	7.4	76.66	$565.9	5.7	75.36	$434.7	1.4	97.34	$134.0
NOTE 18 - SHARE BASED COMPENSATION
Equity based incentive and performance compensation awards provided to employees, directors, officers and consultants, including the restricted stock units and stock options further discussed below, were issued pursuant to the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan as approved and amended by the stockholders, and the Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan, as approved by the stockholders. The following is a summary of the authorized and available shares per the respective plans:

(number of shares, in millions)	Authorized	Available
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	7.1	0.4
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	2.6	1.8
Compensation costs for share-based payment arrangements are recognized as Selling, General and Administrative Expense on the Consolidated Statements of Income. The following is a summary of the share based compensation expense for the years ended September 30, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Share based compensation expense	$17.5	$17.2	$10.2
Restricted Stock Units (“RSUs”)
The Company recognizes share based compensation expense from the issuance of RSUs, primarily under its Long-Term Incentive Plan (“LTIP”). RSUs granted under the LTIP include a combination of time-based grants and performance-based grants. Compensation cost is based on the fair value of the awards, as determined by the market price of the Company’s shares of common stock on the designated grant date and recognized on a straight-line basis over the requisite service period of the awards. Time-based RSUs provide for either a three year cliff vesting or graded vesting depending upon the vesting conditions and forfeitures provided by the grant. Performance-based RSUs are dependent upon achieving specified cumulative financial metrics (adjusted EBITDA, return on adjusted equity, and/or adjusted free cash flow) by the end of the three year vesting period. The actual number of shares that will ultimately vest for the performance-based RSUs is dependent on the level of achievement of the specified performance conditions upon completion of the designated performance period. The Company assessed the probability of achievement of the performance conditions and recognized expense for the awards based on the probable achievement of such metrics. Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions, valued based on the fair value of the awards as determined by the market price of the Company’s share of common stock on the designated grant price date and recognized as a component of share-based compensation on a straight-line basis over the requisite service period of the award. RSUs are subject to forfeiture if employment terminates prior to vesting with forfeitures recognized as they occur. RSUs have dividend equivalents credited to the recipient and are paid only to the extent the RSU vests and the related stock is issued. RSUs are exercised upon completion of the vesting conditions. Shares issued upon exercise of RSUs are sourced from treasury shares when available.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 – SHARE BASED COMPENSATION (continued)
The Company regularly issues annual RSU grants under its LTIP during the first quarter of the fiscal year. The following is a summary of the RSUs granted during the fiscal year ended September 30, 2024:

(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.06	$69.10	$4.1
Vesting in more than 12 months	0.16	68.08	10.6
Total time-based grants	0.22	68.36	14.7
Performance-based grants	0.26	67.36	17.83
Total grants	0.48	$67.81	$32.5
The following is a summary of RSU activity for the years ended September 30, 2024, 2023 and 2022:

(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Outstanding and nonvested as of September 30, 2021	1.46	$64.00	$93.2
Granted	0.33	95.30	32.3
Forfeited	(0.18)	78.90	(13.8)
Vested and exercised	(0.60)	55.09	(33.4)
Outstanding and nonvested as of September 30, 2022	1.01	77.22	78.3
Granted	0.55	52.22	28.6
Forfeited	(0.21)	71.99	(15.0)
Vested and exercised	(0.46)	70.98	(32.7)
Outstanding and nonvested as of September 30, 2023	0.89	66.29	59.2
Granted	0.48	67.81	32.5
Forfeited	(0.18)	70.71	(12.6)
Vested and exercised	(0.21)	67.73	(14.0)
Outstanding and nonvested as of September 30, 2024	0.98	$65.93	$65.1
As of September 30, 2024, the remaining unrecognized pre-tax compensation cost associated with outstanding RSUs is $41.3 million that would expect to be recognized over a weighted average period of 1.3 years, contingent upon realization of performance goals for performance based grants. If performance goals are not met, compensation cost may be not recognized, and previously recognized compensation cost would be reversed.
Stock Options
All stock options awards are fully vested and exercisable. The Company does not regularly grant new stock option awards and there were no awards granted during the years ended September 30, 2024, 2023 and 2022. Shares issued upon exercise of stock option awards are sourced from treasury shares when available. The following is a summary of outstanding stock option awards during the years ended September 30, 2024, 2023, and 2022:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Vested and exercisable at September 30, 2021	$0.16	$82.36	$5.32
Vested and exercisable at September 30, 2022	0.16	82.36	5.32
Vested and exercisable at September 30, 2023	0.16	82.36	5.32
Forfeited	(0.07)	72.92	4.91
Exercised	(0.03)	82.85	5.25
Vested and exercisable at September 30, 2024	$0.06	$93.96	$5.86
The intrinsic value of share options exercised during the year ended September 30, 2024, was $0.4 million, which were settled through a net-share settlement where the shares delivered having an aggregate fair value equal to the intrinsic value of the share option at exercise, and no cash was received upon exercise. No options were exercised during the years ended September 30, 2023 and 2022. As of the year ended September 30, 2024, the aggregate intrinsic value of outstanding and exercisable options was $0.1 million, with the remaining contractual term of 1.9 years.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance as of September 30, 2021	$(194.8)	$6.4	$(46.9)	$(235.3)
Other comprehensive (loss) income before reclassification	(72.0)	30.7	18.3	(23.0)
Net reclassification for (gain) loss to income from continuing operations	—	(20.2)	3.6	(16.6)
Net reclassification for gain to income from discontinued operations	—	(2.4)	(0.1)	(2.5)
Other comprehensive (loss) income before tax	(72.0)	8.1	21.8	(42.1)
Deferred tax effect	(20.0)	2.3	(8.9)	(26.6)
Other comprehensive (loss) income, net of tax	(92.0)	10.4	12.9	(68.7)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.4)	—	—	(0.4)
Less: other comprehensive loss from discontinued operations attributable to non-controlling interest	(0.5)	—	—	(0.5)
Other comprehensive (loss) income attributable to controlling interest	(91.1)	10.4	12.9	(67.8)
Balance as of September 30, 2022	(285.9)	16.8	(34.0)	(303.1)
Other comprehensive income (loss) before reclassification	37.3	(35.3)	(0.8)	1.2
Net reclassification for loss to income from continuing operations	—	12.2	0.8	13.0
Net reclassification for loss (gain) to income from discontinued operations	—	2.3	(0.1)	2.2
Other comprehensive income (loss) before tax	37.3	(20.8)	(0.1)	16.4
Deferred tax effect	7.0	5.4	(0.1)	12.3
Other comprehensive income (loss), net of tax	44.3	(15.4)	(0.2)	28.7
Deconsolidation of discontinued operations	26.6	—	(0.5)	26.1
Net change to determine comprehensive income for the period	$70.9	$(15.4)	$(0.7)	$54.8
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.3	—	—	0.3
Less: Deconsolidation of discontinued operations	0.8	—	—	0.8
Other comprehensive income (loss) attributable to controlling interest	69.8	(15.4)	(0.7)	53.7
Balance as of September 30, 2023	(216.1)	1.4	(34.7)	(249.4)
Other comprehensive income (loss) before reclassification	49.6	(20.0)	(5.3)	24.3
Net reclassification for loss to income from continuing operations	2.4	15.2	1.0	18.6
Other comprehensive income (loss) before tax	52.0	(4.8)	(4.3)	42.9
Deferred tax effect	0.1	1.2	1.3	2.6
Other comprehensive income (loss), net of tax	52.1	(3.6)	(3.0)	45.5
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	52.0	(3.6)	(3.0)	45.4
Balance as of September 30, 2024	$(164.1)	$(2.2)	$(37.7)	$(204.0)
The following table presents reclassifications of the gain (loss) on the Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	2024			2023		2022
	Foreign Currency Translation	Defined Benefit Pension	Derivative Instruments	Defined Benefit Pension	Derivative Instruments	Defined Benefit Pension	Derivative Instruments
Net sales	$—	$—	$0.3	$—	$0.2	$—	$0.1
Cost of goods sold	—	—	(15.5)	—	(12.4)	—	20.1
Other non-operating expense, net	(2.4)	(1.0)	—	(0.8)	—	(3.6)	—
Income from discontinued operations, net of tax	—	—	—	0.1	(2.3)	0.1	2.4
See Note 13 - Derivatives for further detail on the Company’s hedging activity. See Note 15 - Employee Benefit Plans for further detail over the Company’s defined benefit plans.

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
Environmental Liabilities. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the HPC business. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites which have resulted in the identification of contamination that has been attributed to historic activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable. The following is a summary of the environment remediation liability as of September 30, 2024 and 2023:

(in millions)	2024	2023
Environmental remediation liability	$4.5	$5.4
Reported as:
Other current liabilities	0.8	1.5
Other long-term liabilities	3.7	3.9
The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 5%. Based on current estimates, the expected payments for environmental remediation for the next five years and thereafter at September 30, 2024, are as follows:

(in millions)	Amount
2025	$0.8
2026	2.4
2027	0.3
2028	0.2
2029	0.2
Thereafter	1.6
Total payments	5.5
Amount representing interest	(1.0)
Total environmental obligation	$4.5
The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of September 30, 2024, and 2023, the Company recognized $2.2 million and $3.0 million in product liability, respectively, included in Other Current Liabilities on the Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
HPC Product Safety Recalls. During the years ended September 30, 2023 and 2022, the Company had issued four distinct product recalls associated with its HPC business for a Black+Decker® Garment Steamer, PowerXL® Self-Cleaning Juicer, PowerXL® Stuffed Wafflizer Waffle Maker, and Power XL® Dual Basket Air Fryer in collaboration with the U.S. Consumer Product Safety Commission (“CPSC”), suspending sales of the affected products and issuing a stop sale with its customers, and resulting in the recognition of incremental costs to facilitate the recalls with the initial costs being recognized as of the year ended September 30, 2022, when the possibility of loss was considered probable. The Company has evaluated the probability of redemption and assessed the incremental costs attributable to the recall, including the anticipated returns of retail inventory, write-off of affected inventory on hand, consumer refunds and other costs to facilitate the recall such as notification, shipping and handling, rework and destruction of affected products, as needed. Certain products were remediated through the issuance of replacement parts and did not require a full recall of the affected product, with costs included to facilitate the remediation, rework and related shipping and handling. During the year ended September 30, 2024, the Company was further required by the CPSC to reissue a recall for the Black+Decker® Garment Steamer that was previously remediated through the issuance of a replacement part in accordance with previously agreed-up remediation plans, expanding the requirements to issue a complete recall of the affected product and refund consumers. As a result, the reissued recall resulted in the recognition of incremental costs and reserves to address inventory returns from customers, further write-off of the affected inventory, consumer refunds and other costs to facilitate the reissued recall. As of September 30, 2024 and 2023, the Company has recognized $6.1 million and $6.0 million in Other Current Liabilities on the Consolidated Statements of Financial Position associated with the estimated costs for the recalls, including the incremental estimated product returns from customers associated with the recall. Additionally, for certain of the products affected by the recalls, the Company has indemnification provisions that are contractually provided by third parties for the affected products and as of September 30, 2024 and 2023, the Company has recognized $8.1 million and $7.1 million in Other Receivables, respectively, on the Consolidated Statements of Financial Position related to such indemnifications.
Representation and Warranty Insurance Proceeds. On February 18, 2022, the Company acquired all of the membership interests in HPC Brands, LLC, which consist of the home appliances and cookware business of Tristar Products, Inc. (the “Tristar Business”) pursuant to a Membership Interest Purchase agreement dated February 3, 2022 (the “Acquisition Agreement”). During the year ended September 30, 2023, the Company submitted a claim under its representation and warranty insurance policies, seeking coverage for certain losses resulting from breaches of representations and warranties in the Acquisition Agreement. During the year ended September 30, 2024, the Company recognized a gain of $65.0 million attributable to insurance proceeds received from its representation and warranty insurance policies.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 - COMMITMENTS AND CONTINGENCIES (continued)
Tristar Business Acquisition Litigation. Following the purchase of the Tristar Business in February 2022, the Company and its HPC segment have been detrimentally impacted by aspects of the acquired business’ operations and products, which have negatively impacted subsequent operating performance and partner relationships of the acquired brands and segment. Since the acquisition, the acquired business realized, among other things, significant distribution challenges, increased levels of retail inventory, reduced sales, increased promotional spending and deductions, higher level of product returns, and overall increased amount of costs. Additionally, the segment has realized losses attributable to recalls for products associated with the acquired brands, increased risks over the realizability of receivables and inventory, and recognized an impairment on assets including the acquired goodwill and the PowerXL® tradename intangible assets, further discussed in Note 10 - Goodwill and Intangible Assets. Further, the Company disposed of certain inventory and products associated with the acquired brands, further discussed in Note 8 - Inventory.
The Company has been actively engaged in various litigation matters associated with the Tristar Business acquisition and continues to incur costs to facilitate such litigation matters. As part of these various litigation matters, the Company is seeking recovery for losses incurred in connection with the product recalls, as well as other damages incurred by the Company, its HPC segment and the acquired business. While the Company continues to pursue such actions, there can be no guarantees and assurances that recoveries associated with the litigation matters can be realized and recovered. As of September 30, 2024, the Company believes it has assessed appropriate risks and recognized applicable losses and reserves reflecting the net assets of the Company and its HPC segment.
NOTE 21 - SEGMENT INFORMATION
The Company identifies its segments based upon the internal organization that is used by management for making operating decisions, allocating capital and resources amongst the operations, and assessing performance as the source of its reportable segments. The Company manages its continuing operations in three vertically integrated, product-focused reporting segments: (i) GPC, which consists of the Company’s global pet care business; (ii) H&G, which consists of the Company’s home and garden, insect control and cleaning products business and (iii) HPC, which consists of the Company’s global small kitchen and personal care appliances businesses. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for the sales and marketing initiatives and financial results for product lines within the segment. See Note 1 - Description of Business for further details.
Net sales consists of revenue generated by contracts with external customers. The segments do not have significant or material intrasegment revenues. Net sales relating to the segments for the years ended September 30, 2024, 2023 and 2022 are as follows. See Note 5 - Revenue Recognition for revenue from product sales, licensing and service and other revenue streams, by segment.

(in millions)	2024	2023	2022
GPC	$1,151.5	$1,139.0	$1,175.3
H&G	578.6	536.5	587.1
HPC	1,233.8	1,243.3	1,370.1
Net sales	$2,963.9	$2,918.8	$3,132.5
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization) as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA also excludes certain non-cash adjustments including share based compensation (see Note 18 - Share Based Compensation for further detail); impairment charges on property, plant and equipment, operating and finance lease assets, and goodwill and other intangible assets (See Note 9 - Property, Plant and Equipment, Note 12 - Leases, and Note 10 - Goodwill and Intangible Assets and for further detail, respectively); gain or loss from the early extinguishment of debt through the repurchase or early redemption of outstanding debt (See Note 11 - Debt for further detail); and purchase accounting adjustments recognized in income subsequent to an acquisition attributable to the step in value on assets acquired, including, but not limited to, inventory or operating lease assets. Additionally, the Company will further recognize adjustments from Adjusted EBITDA for other costs, gains and losses that are considered significant, non-recurring, or otherwise not supporting the continuing operations and revenue generating activity of the segment or Company, including but not limited to, exit and disposal activities (See Note 4 - Exit and Disposal Activities for further detail), or incremental costs associated with strategic transactions, restructuring and optimization initiatives such as the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure the Company and its operations.
The segments are supported through center-led corporate shared service operations which are enabling functions to the segments consisting of finance and accounting, information technology, legal and human resource, supply chain and commercial operations. Costs attributable to such shared service operations are allocated to the segments based upon various metrics which are considered representative to the use and support provided by such enabling functions to each of the segments.
The Company has not included the results from discontinued operations within the following segment reporting when the discontinued operations were previously reported as a segment in any prior period. Indirect costs from shared enabling functions supporting discontinued operations during the fiscal periods of the Company’s ownership of the divested segment, prior to the completion of the divestiture, are excluded from the reporting of income (loss) from discontinued operations and included within the income (loss) for continuing operations as they are not direct costs of the disposal group. The indirect costs are considered unallocated shared service costs and not allocated across the remaining segments of the Company during the respective periods. See Note 3 - Divestitures for further discussion.
The Company also incurs costs attributable to corporate functions such as tax, treasury, internal audit, corporate finance, legal and corporate executive and board related governance costs which are considered corporate costs of the Company and not allocated to the segments. Interest costs attributable to external borrowings, including finance leases, are not recognized or allocated to segments. Interest income is generally not recognized or allocated to segments.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)
The following is a summary of segment Adjusted EBITDA reconciled to the Company’s pre-tax operating income from continuing operation for the years ended September 30, 2024, 2023 and 2022.

(in millions)	2024	2023	2022
GPC	$216.1	$190.6	$168.6
H&G	90.8	72.5	86.2
HPC	75.3	43.1	69.6
Total segment adjusted EBITDA	382.2	306.2	324.4
Interest expense	58.5	116.1	99.4
Depreciation	57.3	48.9	49.0
Amortization	44.5	42.3	50.3
Corporate costs	66.1	41.1	41.3
Unallocated shared service costs	—	18.0	27.6
Interest income[1]	(55.7)	(37.9)	—
Share based compensation	17.5	17.2	10.2
Non-cash impairment charges	50.3	242.6	—
Non-cash purchase accounting adjustments	1.2	1.9	8.3
(Gain) loss from early extinguishment of debt	(2.6)	3.0	—
Exit and disposal costs	1.0	9.3	10.4
HHI separation costs[2]	3.9	8.4	6.3
HPC separation initiatives[2]	13.4	4.2	19.1
Global ERP transformation[2]	15.0	11.4	13.1
Tristar Business acquisition and integration[2]	—	11.5	24.3
Rejuvenate integration[2]	—	—	6.8
Armitage integration[2]	—	—	1.4
Omega production integration[2]	—	—	4.6
Coevorden operations divestiture[2]	—	2.7	8.8
GPC distribution center transition[2]	—	—	35.8
HPC brand portfolio transition[2]	—	2.5	1.3
HPC product recall[3]	6.9	7.7	5.5
Gain from remeasurement of contingent consideration liability[4]	—	(1.5)	(28.5)
Representation and warranty insurance proceeds[5]	(65.0)	—	—
Litigation charges[6]	2.9	3.0	1.5
HPC product disposal[7]	—	20.6	—
Other[8]	3.4	23.4	18.2
Income (loss) from continuing operations before income taxes	$163.6	$(290.2)	$(90.3)
________________________________________
1 Interest income is primarily associated with the corporate investment of cash proceeds from the HHI divestiture in June 2023.
2 Incremental costs associated with strategic transactions, restructuring and optimization initiatives, including, but not limited to, the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure operations.
3 Incremental net costs from product recalls in the HPC segment. See Note 20 - Commitment and Contingencies for further detail.
4 Non-cash gain from the remeasurement of a contingent consideration liability associated with the Tristar Business acquisition during the years ended September 30, 2023 and 2022.
5 Gain from the receipt of insurance proceeds on representation and warranty policies associated with the Tristar Business acquisition. See Note 20 Commitment and Contingencies for further detail.
6 Litigation costs primarily associated with the Tristar Business acquisition. See Note 20 - Commitment and Contingencies for further detail.
7 Non-cash write-off from disposal of HPC inventory. See Note 8 - Inventory for further details.
8 Other is attributable to (1) other costs associated with strategic transaction, restructuring and optimization initiatives; (2) other foreign currency loss from the liquidation and deconsolidation of the Company's Russia operating entity during the year ended September 30, 2024; (3) key executive severance and other one-time compensatory costs, (4) non-recurring insurable losses, net insurance proceeds; and (5) impact from the early settlement of foreign currency cash flow hedges during September 30, 2023 and 2022, as previously reported.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)
Depreciation and amortization relating to the segments are as follows for the years ended September 30, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
GPC	$36.7	$37.4	$37.4
H&G	19.4	18.8	18.6
HPC	21.4	20.4	28.7
Total segments	77.5	76.6	84.7
Corporate and shared operations	24.3	14.6	14.6
Total depreciation and amortization	$101.8	$91.2	$99.3

Segment assets consist of Inventories, net. The following is a summary of segment assets and a reconciliation of segment assets to total assets of the Company were as follows as of September 30, 2024 and 2023:

Segment total assets (in millions)	2024	2023
GPC	$159.4	$171.8
H&G	85.6	90.7
HPC	217.1	200.3
Total segment assets	462.1	462.8
Other current assets	1,116.5	2,463.1
Non-current assets	2,263.7	2,332.5
Total assets	$3,842.3	$5,258.4

Geographic Financial Information
Net sales geographic regions (based upon destination) for the years ended September 30, 2024, 2023 and 2022 are as follows:

Net sales to external parties - Geographic Disclosure (in millions)	2024	2023	2022
United States	$1,715.8	$1,722.4	$1,901.6
Europe/MEA	885.2	830.7	820.0
Latin America	211.8	206.8	243.3
Asia-Pacific	99.4	106.6	108.5
North America - Other	51.7	52.3	59.1
Net sales	$2,963.9	$2,918.8	$3,132.5
Long-lived asset information, consisting of Property Plant and Equipment, Net, and Operating Lease Assets, as of September 30, 2024 and 2023 by geographic area are as follows:

Long-lived assets - Geographic Disclosure (in millions)	2024	2023
United States	$285.7	$321.4
Europe/MEA	73.0	53.7
Latin America	2.4	2.6
North America - Other	1.3	—
Asia-Pacific	6.1	8.2
Total long-lived assets	$368.5	$385.9

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 - EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of share-based awards, based upon the treasury stock method, and the Exchangeable Notes, as determined under the net share settlement method. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. From the time of the issuance of the Exchangeable Notes, the average market price of the Company’s common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the Exchangeable Notes. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2024, 2023 and 2022, are as follows:

(in millions, except per share amounts)	2024	2023	2022
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$99.3	$(233.8)	$(77.2)
Income from discontinued operations attributable to controlling interest	25.5	2,035.3	148.8
Net income attributable to controlling interest	$124.8	$1,801.5	$71.6
Denominator
Weighted average shares outstanding - basic	30.3	39.5	40.9
Dilutive shares	0.2	—	—
Weighted average shares outstanding - diluted	30.5	39.5	40.9
Earnings per share
Basic earnings per share from continuing operations	$3.28	$(5.92)	$(1.89)
Basic earnings per share from discontinued operations	0.84	51.57	3.64
Basic earnings per share	$4.12	$45.65	$1.75
Diluted earnings per share from continuing operations	$3.26	$(5.92)	$(1.89)
Diluted earnings per share from discontinued operations	0.84	51.57	3.64
Diluted earnings per share	$4.10	$45.65	$1.75
Weighted average number of anti-dilutive shares excluded from denominator	—	0.2	0.2

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Chairman of the Board
DATE: November 15, 2024
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

Exhibit 3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., filed with the Secretary of State of the State of Delaware on August 3, 2021 (incorporated here in by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 3, 2021 (File No. 001-4219)).

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

Exhibit 4.2
Supplemental Indenture, dated as of June 4, 2024, by and among Spectrum Brands, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to Spectrum Brands, Inc.'s 5.00% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 4, 2024 (File No. 001-04219)).

Exhibit 4.3
Indenture governing Spectrum Brands, Inc.’s 3.375% Exchangeable Senior Notes due 2029, dated as of May 23, 2024, among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 23, 2024 (File No. 001-04219))

Exhibit 4.4
Indenture governing Spectrum Brands, Inc.’s 5.50% Senior Notes due 2030, dated as of June 30, 2020, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on June 30, 2020 (File No. 001-4219)).

Exhibit 4.5
Supplemental Indenture, dated as of June 4, 2024, by and among Spectrum Brands, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to Spectrum Brands Inc.'s 5.5% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 4, 2024 (File No. 001-04219).)

Exhibit 4.6
Indenture governing the 3.875% Senior Notes due 2031, dated as of March 3, 2021, among Spectrum Brands, Inc., the guarantors party thereto and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 3, 2021 (File No. 001-4219).

Exhibit 4.7
Guarantee Agreement of Spectrum Brands Holdings, Inc., dated as of June 20, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 20, 2024 (File No. 001-04219)) .

Exhibit 4.8
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

Exhibit 4.9
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

Exhibit 10.5+
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

Exhibit 10.8+
Amended and Restated Employment Agreement dated April 25, 2018, by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David M. Maura (filed by incorporation by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 1, 2018 (File No. 001-34757)).

Exhibit 10.9+
Employment Agreement, dated as of September 13, 2018, by and among Ehsan Zargar, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.10+
Form of Agreement with David Maura and Ehsan Zargar Regarding Certain Provisions of Such Executive’s Respective Prior Separation Agreements with HRG Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 7, 2019 (File No. 001-4219)).

Exhibit 10.11+
Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Jeremy W. Smeltser. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.12+
Form of Restricted Stock Unit Award Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.13+
Form of Performance Based Restricted Stock Unit Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.14+
Form of Service Based Restricted Stock Unit Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.15+*	Form of Service Based Restricted Stock Unit Agreement effective as of December 23, 2023.
Exhibit 10.16+*	Form of Performance Based Restricted Stock Unit Agreement effective as of December 22, 2023.
Exhibit 10.17+*	Form of Executive Vice President Retention Agreement effective as of February 14, 2024.
Exhibit 19.1*	Securities Holding and Trading Policy of Spectrum Brands Holdings, Inc.
Exhibit 21.1*	Subsidiaries of Registrant
Exhibit 21.2*	List of Guarantor Subsidiaries
Exhibit 23.1*	Consent of Independent Registered Public Accounting Firm
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

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.
Exhibit 97.1*	Compensation Clawback Policy, revised and effective as of November 14, 2023
Exhibit 101.INS**	XBRL Instance Document**
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document**
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document**
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document**
Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document**
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document**
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________
*    Filed herewith
**    In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed.
+    Denotes a management contract or compensatory plan or arrangement.