Form 10-K/A
period 2024-09-30
Spectrum Brands Holdings, Inc.
filed 2025-01-27
CIK 109177

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
X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $2,374 million based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2024). For the sole purposes of making this calculation, term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, or that such person is an “affiliate” of the Company, as defined by applicable securities law. As of December 29, 2024, there were outstanding 27,313,076 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.

Auditor Name: KPMG, LLP	Auditor Location: Milwaukee, Wisconsin	Auditor Firm ID: 185
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Spectrum Brands Holdings, Inc. is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (“Fiscal 2024”) that was filed with the Securities and Exchange Commission (“SEC”) on November 15, 2024 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein.
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
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
In accordance with our Third Restated By-Laws (our “By-Laws”) and our Amended and Restated Certificate of Incorporation (our “Charter”), our Board currently consists of seven members. In August 2021, at our annual stockholders’ meeting, our stockholders approved an amendment to our Charter to declassify our Board. The declassification process was completed as of our 2024 annual stockholders meeting. Beginning with the 2025 annual meeting, all directors will stand for election for one-year terms.
Our Nominating and Corporate Governance Committee (“NCG Committee”) considers and chooses nominees for our Board with the primary goal of presenting a diverse and well-qualified slate of candidates who will serve the interests of our Company and our shareholders, taking into account the attributes of each candidate’s professional skill set and credentials. In evaluating nominees, our NCG Committee reviews each candidate’s background and assesses each candidate’s independence, skills, experience, personal background, and expertise based upon a number of factors. We seek directors with the highest professional and personal ethics, integrity and character who have experience at the governance and policy-making level in their respective fields and are able to bring their unique perspectives to the Board. Our NCG Committee reviews the professional background of each candidate to determine whether each candidate has the appropriate experience and ability to effectively make important decisions as a member on our Board. Our NCG Committee also determines whether a candidate’s skills and experience complement and enhance the collective skills and experience of our existing Board members.
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
Director Diversity as Group
As discussed in more detail below, we have developed a Board Diversity Policy, setting out the basic principles for promoting the appropriate balance of skills, experience and diversity of perspectives necessary to enhance the effectiveness of the Board and to maintain the highest standards of corporate governance. Pursuant to this policy, the selection of Board candidates is based on a range of perspectives with reference to the Company’s business model and specific needs, including, but not limited to, talents, skills and expertise, industry experience, professional experience, unique personal experience and background, educational background and other similar characteristics.
As outlined further below, we are proud to have the benefit of a skilled and multifaceted Board, the majority of which is composed of female and diverse background members. We are committed to ensuring that candidates from all backgrounds (e.g., race, age, sex, sexual orientation, national origin, and others) are among the pool of individuals from which new Board nominees are selected. We have steadily advanced this objective by appointing to our Board a number of candidates who are from a diverse background. As discussed further on page 9 of this report, we have taken a number of significant strategic transactions and reduced the business holdings of our Company from six to three and further intend on reducing our business holdings to two to become a pure play Global Pet Care and Home & Garden company. Alongside these business reductions, we have reduced the size of our employee base and our senior executive team. We also reduced the size of our Board from nine to seven directors, six of which are independent, instead of filling the vacancies. Subject to our evaluation of the currently evolving legal and regulatory landscape, we intend to further promote female and diverse representation on our Board should we experience any vacancies or once we re-examine the composition of our Board following the transition of the Company to a pure play Global Pet Care and Home & Garden company.

Racial/National Origin Diversity
Gender Diversity
Director Diversity by Individual

Name	Age	Gender	Asian / South Asian	Black / African American	White / Caucasian
Sherianne James	56	F		✓
Leslie L. Campbell	64	M		✓
Joan Chow	64	F	✓
Hugh R. Rovit	64	M			✓
Gautam Patel	52	M	✓
David M. Maura	52	M			✓
Terry L. Polistina	61	M			✓

Board & Committee Composition
The names of our seven current directors and their respective ages, Board tenures and committee memberships are each set forth in the following table:

			Committee Membership [2]
Name	Age	Tenure[1]	A	C	NCG
Sherianne James Independent Director	56	2018		○	●
Leslie L. Campbell Independent Director	64	2021	○
Joan Chow Independent Director	64	2021	○
Hugh R. Rovit Independent Director	64	2018	○		○
Gautam Patel Independent Director	52	2020	●	○
David M. Maura Executive Chairman	52	2018
Terry L. Polistina Lead Independent Director	61	2018		●	○
_______________________________________
1    Tenure represents service on the Board of the Company following the merger on July 13, 2018 of HRG Group, Inc. (now known as Spectrum Brands Holdings, Inc.) with its majority owned subsidiary, Spectrum Brands Legacy, Inc. (formerly known as "HRG Group", Spectrum Brands Holdings, Inc.)("SPB Legacy").
2    Committee membership: A = Audit Committee; C = Compensation Committee; NCG = NCG Committee; ● indicates committee Chair; ○ indicates committee member.
Director Biographies
Set forth below are biographies for each of our directors, accompanied by descriptions of some of their key skills and experiences. The absence of any given category of key skills or experiences from the list preceding a director’s biography does not necessarily signify a lack of qualification in any such category.

Sherianne James	Independent Director
Independent Director since: October 2018 Age: 56 Race/Ethnicity: African American Gender: Female Assignments/Committees: • NCG Committee (Chair) • Compensation Committee
Sherianne James was appointed to our Board in October 2018. Since January 2025, Ms. James has served as the Chief Marketing Officer at Heartland Dental. From August 2017 to January 2025, she served as the Chief Marketing Officer of Essilor of America, as well as the SVP of Customer Engagement since March 2020 and Vice President, Consumer Marketing since July 2016. From February 2011 to July 2016, she held positions of increasing responsibility in marketing and operations for Transitions Optical, a division of Essilor of America, culminating in her role as Vice President of Transitions Optical from April 2014 to July 2016. From July 2005 through December 2010, Ms. James was Senior Marketing Manager for Russell Hobbs/Applica. She previously held a number of key project manager, research manager and brand manager positions with Kraft Foods, Inc. and, later, Kraft/Nabisco Foods from June 1995 to June 2005. Ms. James earned a B.S. degree in chemical engineering from the University of Florida in 1994 and an MBA from Northwestern University’s Kellogg Graduate School of Management in 2002. Ms. James currently serves as Chair of our NCG Committee and is a member of our Compensation Committee. See table on page 4 for Ms. James’ key skills and experiences.

Leslie L. Campbell	Independent Director
Independent Director since: April 2021 Age: 64 Race/Ethnicity: African American Gender: Male Assignments/Committees: • Audit Committee	Leslie L. Campbell was appointed to our Board in April 2021. Since 2015, Mr. Campbell has been the owner and Chief Executive Officer of Campbell & Associates LLC, a product development and engineering company. From 2013 to 2015, he served as Executive Vice President at AAMP Global, a vehicle technology company where he was responsible for engineering, research and development, new product development and operations. From 2002 to 2013, Mr. Campbell served in various senior roles of increasing responsibility in the engineering department for Applica Consumer Products, including serving the last six years of his tenure as Vice President of Engineering Quality and Regulatory where he was responsible for the design and development of new products and the maintenance of existing core product lines. From 1999 to 2002, Mr. Campbell served as Chief Engineer for B/E Aerospace where he was responsible for the design and development of galley products for commercial airlines. From 1995 to 1999, Mr. Campbell served as a Senior Research Engineer for Baker Hughes. From 1990 to 1995, he served as Senior Engineer at the Johnson Space Center (NASA) and from 1989 to 1990 he was a Senior Engineer at General Electric - Aerospace Division. Mr. Campbell received an undergraduate degree in engineering from the University of Florida. Mr. Campbell currently serves as a member of our Audit Committee. See table on page 4 for Mr. Campbell’s key skills and experiences.

Joan Chow	Independent Director
Independent Director since: April 2021 Age: 64 Race/Ethnicity: Asian Gender: Female Assignments/Committees: • Audit Committee
Joan Chow was appointed to our Board in April 2021. From February 2016 until October 2021, Ms. Chow served as Chief Marketing Officer of the Greater Chicago Food Depository. From 2007 to August 2015, Ms. Chow was the Executive Vice President and Chief Marketing Officer at ConAgra Foods, Inc. ConAgra Foods, now known as Conagra Brands, is one of North America’s leading packaged food companies. Prior to joining ConAgra in 2007, Ms. Chow was employed for nine years with Sears Holdings Corporation in various marketing positions of increasing responsibility, having served as Senior Vice President/Chief Marketing Officer of Sears Retail immediately prior to taking the position with ConAgra. Prior to that, she served in executive positions with Information Resources Inc. and Johnson & Johnson Consumer Products, Inc. Ms. Chow is a director at Energy Recovery, Inc., where she is on the Audit Committee and chairs the Compensation Committee, and is a director at High Liner Foods, where she chairs the Audit Committee. She has previously served as Chair of the Compensation Committee and a member of the Governance Committee at Welbilt Inc., and as a director of The Manitowoc Company, RC2 Corporation and Feeding America. Ms. Chow has extensive leadership experience in retail and consumer packaged goods marketing, advertising, branding, consumer insights, and digital/social marketing and human resources matters. Ms. Chow has an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. with distinction from Cornell University. Ms. Chow currently serves as a member of our Audit Committee. See table on page 4 for Ms. Chow’s key skills and experiences.

Hugh R. Rovit	Independent Director
Independent Director since: July 2018 Age: 64 Race/Ethnicity: Caucasian Gender: Male Assignments/Committees: • Audit Committee • NCG Committee
Hugh R. Rovit was appointed to our Board in July 2018. Mr. Rovit is currently Chief Executive Officer of Pegasus Home Fashions, a leading manufacturer of bed pillows and utility bedding products. Mr. Rovit previously served as Chief Executive Officer of MISSION, a leader in cooling and heat-relief solutions from May 2022 to October 2023 as well as Chief Executive Officer of S’well, Inc., a global manufacturer and marketer of reusable stainless-steel bottles and accessories from February 2020 until its sale to a strategic competitor in March 2022. Prior to that time, Mr. Rovit served as Chief Executive Officer of Ellery Homestyles, a leading supplier of branded and private label home fashion products to major retailers offering curtains, bedding, throws, and specialty products, from May 2013 until its sale in September 2018 to a strategic competitor. Previously, Mr. Rovit served as Chief Executive Officer of Sure Fit, Inc., a marketer and distributor of home furnishing products from 2006 until its sale to a strategic competitor in December 2012 and was a Principal at turnaround management firm Masson & Company from 2001 through 2005. Previously, Mr. Rovit held the positions of Chief Financial Officer of Best Manufacturing Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001 and Chief Financial Officer of Royce Hosiery Mills. Inc., a manufacturer and distributor of men's and women's hosiery. from 1991 through 1998. Mr. Rovit is also a director of GSC Technologies, Inc. and previously served as a director of PlayPower Inc., Nellson Nutraceuticals, Inc., Kid Brands Inc., Atkins Nutritional, Inc., Oneida, Ltd., Cosmetic Essence, Inc., Xpress Retail and Twin Star International. Mr. Rovit received his B.A. degree from Dartmouth College and has an MBA from Harvard Business School. Mr. Rovit is a member of our Audit Committee and NCG Committee.

Gautam Patel	Independent Director
Independent Director since: October 2020 Age: 52 Race/Ethnicity: Asian Gender: Male Assignments/Committees: • Audit Committee (Chair) • Compensation Committee
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

Terry L. Polistina	Independent Director
Independent Director since: July 2018 Age: 61 Race/Ethnicity: Caucasian Gender: Male Assignments/Committees: • Lead Independent Director • Compensation Committee (Chair) • NCG Committee
Terry L. Polistina was appointed to our Board in July 2018. Since July 2018, Mr. Polistina has served as the Lead Independent Director of the Board. Mr. Polistina served as the President, Small Appliances of SPB Legacy beginning in June 2010 and became President – Global Appliances of SPB Legacy in October 2010 until September 2013. Prior to that, Mr. Polistina served as the Chief Executive Officer and President of Russell Hobbs from 2007 until 2010. Mr. Polistina served as Chief Operating Officer at Applica from 2006 to 2007 and Chief Financial Officer from 2001 to 2007, at which time Applica combined with Russell Hobbs. Mr. Polistina previously served as a director of privately held Entic, Inc. Mr. Polistina received an undergraduate degree in finance from the University of Florida and holds an MBA from the University of Miami. Mr. Polistina is the Chair of our Compensation Committee, is a member of our NCG Committee and serves as the Lead Independent Director of the Board.

See “Our Executive Officers” below for certain information regarding David M. Maura, our only director-employee.

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
David M. Maura
Chief Executive Officer and Chairman of the Board of Directors (July 2018 to Present)
Age: 52
Race/Ethnicity: Caucasian
Gender: Male
David M. Maura was appointed our Executive Chairman and our Chief Executive Officer in July 2018. Previously, he had served as the Executive Chairman, effective as of January 2016, and as Chief Executive Officer, effective as of April 2018, of SPB Legacy. Prior to such appointment, Mr. Maura served several roles at SPB Legacy, including Executive Chairman, non-Executive Chairman and Chief Executive Officer. Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG Group from October 2011 until November 2016 and had been a member of HRG Group’s board of directors from May 2011 until December 2017. Mr. Maura previously served as a Vice President and Director of Investments of Harbinger Capital Partners LLC from 2006 until 2012. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, Inc., where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Previously, Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst.
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
Age: 50
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
Age: 47
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
•In June 2023, we sold our Hardware and Home improvement business for $4.3 billion, prior to purchase price and other adjustments (the "HHI Divestiture"); and
•In 2023, we set a strategic goal of becoming a faster growing, higher margin Company by separating or disposing of our Home and Personal Care business and transitioning our remaining Company to a pure play Global Pet Care and Home & Garden company.
Following the completion of these strategic actions, we have reduced the business holdings of our Company from six down to three and, as discussed above, further intend on reducing our business holdings down to two to become a pure play Global Pet Care and Home & Garden company, which is intended to continue to be bolstered in size and footprint through continued organic growth and future acquisitions. Alongside these reductions, we have also reduced the size of our employee base and our senior executive team from five named executive officers to our current slate of three. We also reduced the size of our Board from nine to seven directors, six of which are independent, instead of filling the vacancies. Subject to our evaluation of the currently evolving legal and regulatory landscape, we intend to further promote female and diverse representation on our Board should we experience any vacancies or once we re-examine the composition of our Board following the transition of the Company to a pure play Global Pet Care and Home & Garden company.
While completing the transformative strategic, operational and personnel changes discussed above, we significantly modified the corporate governance and compensation practices of the Company. Prior to the HRG Merger, the Company was a “controlled company” and a majority-owned subsidiary of HRG Group. Following the HRG Merger, the Company evolved into a widely-held public company and, consequently, our corporate governance and compensation practices have been updated to reflect our position as a widely-held company and align with corporate governance and compensation best practices. For a discussion of some of our corporate governance changes following the HRG Merger and our current corporate governance practices, see remainder of this report.

The following table provides an overview of our corporate governance practices:

Our Practices

✓  Diverse Board and executive team

✓ Global Code of Business Conduct and Ethics

✓ Supplier Code of Conduct

✓ Majority voting and a director resignation policy

✓  Board Diversity Policy

✓  Global Environmental, Social and Governance Policy

✓  Global Energy and Greenhouse Gas Policy

✓  Environmental Policy

✓  Human Rights Policy

✓  Stock ownership guidelines

✓ Annual individual director, Board, and committee assessments

✓  Year-round shareholder engagement

✓  Independent lead director

✓  Majority of the Board composed of independent directors

✓  All committees composed entirely of independent directors

✓ Fully declassified Board as of August 2024

✓  Related person transactions policy

✓  Anti-hedging policy

✓  Anti-pledging policy

✓  Robust clawback policy

✓  All members of the Audit Committee are financial experts

✓  All members of the Compensation Committee are independent

✓  Independent compensation consultant

✓  Annual succession planning

Board Structure
Lead Independent Director
Mr. Polistina was appointed to our Board, and as our Lead Independent Director in July 2018. In his capacity as our Lead Independent Director, Mr. Polistina:
•Presides at all meetings of the Board at which the Chairman of the Board is not present.
•Presides at all executive sessions of the independent members of the Board and has the authority to call meetings of the independent members of the Board.
•Serves as liaison between the management and the independent members of the Board and provides our Chief Executive Officer (“CEO”) and other members of management with feedback from executive sessions of the independent members of the Board.
•Reviews and approves the information to be provided to the Board.
•Reviews and approves meeting agendas and coordinates with management to develop such agendas.
•Approves meeting schedules to assure there is sufficient time for discussion of all agenda items.
•If requested by major shareholders, ensures that he is available for consultation and direct communication.
•Interviews, along with the Chair of our NGC Committee, Board and senior management candidates and makes recommendations with respect to Board candidates and hiring of senior management.
•Consults with other members of our Compensation Committee with respect to the performance review of our CEO and other member of our senior management team.
•Performs such other functions and responsibilities as requested by the Board from time to time.
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
Board and Committee Activities
During Fiscal 2024, our Board held four meetings and acted by unanimous written consent on three occasions. Our Audit Committee held four meetings during Fiscal 2024. Our Compensation Committee held six meetings during Fiscal 2024. Our NCG Committee held five meetings during Fiscal 2024.
During Fiscal 2024, all of our directors attended 100% of the meetings of the Board and committees on which they served.
Our Practices and Policies
Since 2018, we have created and updated our practices and policies to incorporate new regulatory requirements and industry best practices. These practices and policies, which are set forth immediately below, guide our corporate governance and ethical practices. To ensure our practices and policies are compliant, we regularly review and, if appropriate, update them with the assistance and guidance of experienced internal and external legal counsel.
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
Board Diversity Policy
In October 2020, our Board adopted a Board Diversity Policy. The purpose of this policy is to set out the basic principles to be followed to ensure that the Board has the appropriate balance of skills, experience and diversity of perspectives necessary to enhance the effectiveness of the Board and to maintain the highest standards of corporate governance. Pursuant to this policy, and our evaluation of the currently evolving legal and regulatory landscape, selection of Board candidates will be based on a range of perspectives with reference to the Company’s business model and specific needs, including, but not limited to, talents, skills and expertise, industry experience, professional experience, unique personal experience, characteristics and background, educational background and other similar characteristics.
Anti-Hedging Policy
The Company believes it is improper and inappropriate for our directors, officers, employees and certain of their family members (each, a “Subject Person”) to engage in hedging, short-term or speculative transactions involving the Company’s securities. Our anti-hedging policy, applies to all Subject Persons. The Company prohibits Subject Persons from engaging in (i) derivative, speculative, hedging or monetization transactions in Company securities (including, but not limited to, any trading on derivatives (such as swaps, forwards and/or futures) of Company securities that allow a stockholder to lock in the value of Company securities in exchange for all or part of the potential upside appreciation in the value of such stock), (ii) short sales (i.e., selling stock the Subject Person does not own and borrowing shares to make delivery) or (iii) buying or selling puts, calls, options or other derivatives in respect of Company securities.
Anti-Pledging Policy
In addition, the Company believes it is improper and inappropriate for any Subject Person to engage in pledging transactions involving the Company’s securities. We have a robust anti-pledging policy, which prohibits Subject Persons from pledging or encumbering Company securities as collateral for a loan or other indebtedness. This prohibition includes, but is not limited to, holding such shares in a margin account as collateral for a margin loan or borrowing against Company securities on margin. Any pledges (and any modifications or replacements of such pledges) that existed prior to the adoption of our policy are exempted (unless otherwise prohibited by applicable law or Company policy) and modification or replacement of any such pre-existing pledge may be made so long as such modification or replacement does not result in additional shares being pledged.
Securities Holdings and Trading Policy
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
Stock Ownership Guidelines
Our Board believes that our directors, named executive officers and certain other Company officers and employees should own and hold Company common stock to further align their interests with the interests of stockholders and promote the Company’s commitment to sound corporate governance. Our Board has established stock ownership and retention guidelines (the “SOG”) applicable to the Company’s directors, NEOs and all other officers of the Company and its subsidiaries with a level of Vice President or above (such officers and our NEOs, our “Covered Officers”). Effective January 1, 2020, the Company improved and enhanced the SOG to further align it with best practices by: (i) increasing our directors’ and Covered Officers’ retention requirement from 25% to 50% of their net after-tax shares received under awards granted until they reach their required stock ownership under the SOG; and (ii) extending the applicable time period for our directors and Covered Officers to achieve the minimum ownership requirements to five years from the date of eligibility or promotion. Even when the required stock ownership is obtained, all NEOs are subject to an additional stock retention requirement requiring them to retain at least 50% of their net after-tax shares of Company stock received under awards for one year after the date of vesting. Effective August 5, 2024, our CEO voluntarily agreed to increase his stock ownership level from five times (5x) to six times (6x) his base salary to align with market best practices, and we are evaluating similar increases for other Covered Officers.
Under the updated SOG, our directors are expected to achieve stock ownership with a value of at least five times their annual cash retainer. In addition, our Covered Officers are expected to achieve the levels of stock ownership indicated below (which equal a dollar value of stock based on a multiple of the Covered Officer’s base salary).

Position	$ Value of Stock to be Retained (Multiple of Base Salary or Cash Retainer)	Years to Achieve
Board Members	5x Cash Retainer	5 years
Executive Chairman and CEO	6x Base Salary	5 years
Chief Operating Officer, CFO, General Counsel and Presidents of our Business Units	3x Base Salary	5 years
Senior Vice Presidents	2x Base Salary	5 years
Vice Presidents	1x Base Salary	5 years

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
Compensation Clawback Policy
We have adopted a Compensation Clawback Policy (the “Clawback Policy”), as amended in November 2023 as required by Section 954 of the Dodd-Frank Act and Rule 10D-1of the Exchange Act (collectively, “Dodd-Frank”),which was recently amended as required by Section 954 of the Dodd-Frank Act, Rule 10D-1 of the Securities Exchange Act of 1934 and the stock listing rules promulgated in connection with the same (collectively, the “Section 10D Rules”), setting forth the conditions under which applicable incentive compensation provided to our executive officers may be subject to forfeiture, disgorgement, recoupment or diminution to the Company (“clawback”). The Clawback Policy provides that our Board or our Compensation Committee shall require the clawback or adjustment of incentive-based compensation to the Company in the following circumstances:
•As required by Section 304 of the Sarbanes Oxley Act of 2002, which generally provides that if the Company is required to prepare an accounting restatement due to material noncompliance as a result of misconduct with financial reporting requirements under the securities laws, then the CEO and CFO must reimburse the Company for any incentive-based compensation or equity compensation and profits from the sale of the Company’s securities during the 12-month period following initial publication of the financial statements that had been restated;
•As required by Dodd-Frank, which generally requires that, in the event the Company is required to prepare an accounting restatement due to its material noncompliance with financial reporting requirements under the securities laws, the Company shall recover from any of its current or former executive officers who received incentive compensation during the three-year period preceding the date on which the Company is required to prepare a restatement based on the erroneous financial reporting, any amount that exceeds what would have been paid to the executive officer after giving effect to the restatement, subject to limited exceptions permitted under Dodd-Frank; and
•As required by any other applicable law, regulation or regulatory requirement.
Additionally, under our Compensation Clawback Policy, our Board or Compensation Committee in their discretion may require that any executive officer who has been awarded incentive-based compensation shall forfeit, disgorge, return or adjust such compensation in the following circumstances:
•If the Company suffers significant financial loss, reputational damage or similar adverse impact as a result of actions taken or decisions made by the executive officer in circumstances constituting illegal or intentionally wrongful conduct or gross negligence; or
•If the executive officer is awarded or is paid out under any incentive compensation plan of the Company on the basis of a material misstatement of financial calculations or information or if events coming to light after the award disclose a material misstatement which would have significantly reduced the amount of the award or payout if known at the time of the award or payout.
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
Risk Oversight
The Company’s risk assessment and management function is led by the Company’s senior management and internal audit function, which are responsible for day-to-day management of the Company’s risk profile, with oversight from our Board and its committees. Central to our Board’s oversight function is our Audit Committee. In accordance with our Audit Committee Charter, our Audit Committee is responsible for the oversight of the financial reporting process and internal controls. In this capacity, our Audit Committee is responsible for reviewing and evaluating guidelines and policies governing the process by which senior management of the Company and the relevant departments of the Company, including the internal audit department, assess and manage the Company’s exposure to risk, the Company’s major financial risk exposures, and the steps management has taken to monitor and control such exposures.
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
In addition, the Company maintains an information security program that supports the security, confidentiality, integrity and availability of our information technology systems. In connection with such program, the Board is briefed by management on information security matters and employees receive information security awareness training. In the past three years, we have not experienced a material information security breach and we maintain an appropriate information security risk insurance policy.

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
•Annual cybersecurity awareness trainings; and
•Phishing, spam, and cybersecurity exercises, from time to time, which may result in additional training based on employee performance.
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
•ESG Highlights – As part of our ESG efforts, we are proud of the investment we have made in our internal resources and the experienced and reputable outside advisors we have engaged to assist us in identifying and evaluating ESG trends, issues and opportunities that are available to our Company. Consistent with our Company-wide mission statement “To Make Living Better at Home,” we identified our ESG vision statement to be “Committing to a process of continuous improvement for the benefit of our consumers, customers, employees, investors and the planet by integrating ESG into everything we do.”
Our Board has adopted, among other things, (i) an Environmental Policy, which sets forth our commitment to the health and safety of our employees and protection of the environment across our global operations; (ii) a Human Rights Policy, which sets forth our commitment to respect and promote human rights, including the protection of minority groups’ rights and women’s rights, in furtherance of the guidance set forth in, among others, the Universal Declaration of Human Rights, UN Guiding Principles on Business and Human Rights, the International Labor Organizations Declaration on Fundamental Principles and Rights at Work and the Organization for Economic Cooperation and Development for Multinational Enterprises; (iii) a Global Energy and Greenhouse Gas (GHG) Policy, which sets forth our commitment to the protection of the environment, preservation of natural resources and the effective management and reduction of energy and GHGs by, among other things, identifying opportunities for purchasing direct, renewable energy in key markets and requiring energy considerations when making investments for major renovations and new capital equipment and major construction; and (iv) a Global Environmental, Social and Governance Policy, which sets forth our commitment to ESG. Additionally, we have published our 2023 Corporate Sustainability Report and 2024 Corporate Sustainability Restatement and Data Update, each of which describe a number of our ESG efforts over the past several years. In 2025, we intend to publish an updated Corporate Sustainability Report. To learn more about our ESG efforts and successes, please visit our website at www.spectrumbrands.com under “Investor Relations.”
•Product & Content Safety - Product safety is essential to upholding our consumers’ trust and expectations, and we embed quality and safety processes into our production processes and the products we deliver. This includes embracing our responsibility to create safe, high-quality products and marketing them responsibly. This also includes our global product safety training program, which enhances our commitment to product safety and further empowers our employees to maintain the safety of our products and report any product safety concerns.
•Employee Wellness and Talent Development – We encourage our employees to “Speak Up,” “Be Accountable,” “Take Action,” and “Grow Talent,” and to promote innovation, trust, accountability and collaboration. The result is a work environment that encourages the well-being of our employees holistically: mind and body. We are also committed to developing our future leaders at every level. Our talent processes start with understanding what current and future talent is needed to deliver business goals, followed by a talent review process to assist managers with evaluating talent. Learning and development is a critical part of creating our culture of high performance, innovation and inclusion. We believe in transparency, accountability and inclusion, and performance and development plans to promote managers and employees have conversations about career aspirations, mobility, developmental goals and interests, inclusion and the work environment.

•Employee Health and Safety – We are committed to the environmental health and safety (“EHS”) of our employees. We continuously strive to maintain our strong safety performance as we continue to operate our business around the globe. Our EHS training program is tailored to anticipated job duties, and designed to promote a workforce that is engaged and empowered to report health and safety concerns. We also have a management team who supports and invests in employee safety and the leadership of our skilled and experienced EHS team. The EHS team hosts regular meetings to share information and discuss best practices across plants and site training to our employees to promote compliance with applicable safety standards and regulations. Workplace incidents or near misses are reviewed carefully to identify and remediate applicable root causes.
•Environmental Sustainability – We are passionate about protecting our planet and conserving natural resources for future generations, including pursuing innovative ways to reduce our environmental impacts across our businesses. We drive our strategic environmental blueprint across our organization with the intention of reducing the environmental impacts of our products, minimizing the environmental footprint of our operations and processes and encouraging our employees and partners to embrace and promote environmental responsibility.
We are proud of our efforts to further promote environmentally sustainable practices and have aligned our objectives against three industry frameworks, which will be used to help identify future goals for our environmental sustainability efforts: (i) Sustainability Accounting Standards Board (“SASB”); (ii) Global Reporting Initiative (“GRI”); and (iii) Climate Disclosure Project (“CDP”).
We monitor our performance across several environmental sustainability ratings and rankings. Highlights from Fiscal 2024 include:
•For the second year in a row, gathering “Scope 3” (in addition to our Scope 1 and Scope 2) emissions data for our greenhouse gas emissions disclosure;
•Initiating energy conservation projects, a main contributor in decreasing our carbon footprint;
•Reducing waste, water, and energy usage compared to our prior reporting periods;
•Increasing the percentage of post-consumer recycled (“PCR”) materials in our product packaging;
•Achieving Giga-Guru status for the 7th straight year;
•Continuing to outperform our industry competitors that participate in the Sustainability Insight System (THESIS) environmental and social disclosure program;
•Continuing to receive positive scores on the social and environmental factors in Institutional Shareholder Service’s ESG Rankings; and
•Publishing our 2024 Corporate Sustainability Restatement and Data Update and responding to the CDP Climate & Water Assessment.
•Human Rights & Ethical Sourcing – Treating people with fairness, dignity and respect and operating ethically in our supply chain are part of our core values. We demonstrate these deep beliefs in the way we treat our employees and in the expectations and requirements we have of those with whom we do business. We work with our third-party factories and licensees to ensure all products are manufactured in safe and healthy environments and the human rights of workers in our supply chain are being respected. To these ends, we review all suppliers who provide materials, products or services to Spectrum Brands and expect them to abide by our Supplier Code of Conduct, uphold our Code of Business Conduct and Ethics and comply with our Human Rights Policy and Conflict Minerals Policy.
•Diversity & Inclusion – We take a holistic approach to diversity and inclusion (“D&I”). We believe that supporting and promoting inclusion across our business and society makes the world a better place for all. We know that the more inclusive we are as a company, the stronger our business will be. We support the personal and professional growth of our diverse worker base, with a goal of positively impacting their lives and well-being.
Our D&I framework is designed to drive meaningful, long-term progress both within and beyond our own workplace and focuses on several key pillars, including:
1.Business – Develop a holistic business strategy that strengthens our relationships with diverse customers, suppliers, vendors, brokers, consultants, advisors, and business partners.
2.Brands and Products – Build authentic and inclusive brands and products that appeal to all communities, consumers, and employees.
3.Culture – Promote a Company culture that embraces the principle of D&I.
4.Employees – Foster a workplace that respects, values and recognizes everyone and strives to remove systemic barriers to achieve inclusion and advancement that drives company success.
5.Community – Dedicate resources and efforts to promote charitable organizations or initiatives.
To further these efforts, we have established a U.S. Belonging & Inclusion Council ("BeIn Council"), comprised of employees with diverse backgrounds and perspectives who advocate and advise on ways to advance the D&I dialogue and drive meaningful cultural change at the company. In furtherance of these efforts, we have implemented leadership training for our senior leaders across the Company on the topic of authentic diversity and leadership. This training focused on leaders having the confidence and ability to bring their authentic selves and those of their reports into the workplace and fostering inclusive and welcoming workplace relationships all of which is intended to contribute to a thriving D&I space for all.
We continue to focus on communications that feature diverse voices across our Company and provide information on topics important to our employee population, such as mental health, celebrating different holidays and cultures, and diverse and female leadership. In furtherance of these efforts, we have implemented four Inclusion Networks with executive sponsors for our diverse workforce: (i) BEGIN: Black Excellence Global Inclusion Network; (ii) MAIN: Military and Auxiliary Inclusion Network; (iii) PRISM: Prism Inclusion Network for LGBTQ+ employees; and (iv) WIN: Women Inclusion Network.
We believe that the well-being of our employees is central to our success and especially important for those in communications that have faced unique challenges in the last few years. We will continue our D&I efforts to make progress on enhancing our Company and to attract and retain diverse talent that can help us achieve our business goals and better serve our stakeholders.
•Diverse Workforce Representation – We believe that tone at the top is paramount in setting the culture of our Company. We are proud that our Board is comprised of over a majority of diverse Directors. Consistent with those efforts, and as we evaluate the currently evolving legal and regulatory landscape, we seek to obtain more representation across all levels of our Company, and we are taking efforts to enhance recruitment, hiring and promotion practices to attract, develop and retain a diverse workforce across our entire organization.

•Equitable Compensation Practices – We are committed to treating all of our employees fairly and equally and providing equitable and bias-free compensation practices. Our compensation practices reward employees based on performance, and we believe we have policies and processes in place to help ensure fair and equitable compensation. We review these practices in order to comply with applicable national, state and local laws.
•Safe, Collaborative and Flexible Work Environment – We regularly invest in our technology, safety and employment practices to enable our employees to work productively and safely all around the world. We regularly introduce or modify technologies and safety measures to enhance our employees workplace experience and make it easier to collaborate in-person and remotely. Alongside these initiatives, we have also provided our leaders with resources and tools to support our employees’ career development and help promote day-to-day engagement, regardless of where the employees’ work is performed. These investments are part of our strategy to create a connected and winning team that embraces collaboration and innovative thinking across multiple continents and time zones to achieve superior results.
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
Accordingly, we have adopted certain transfer restrictions designed to limit an “ownership change.” These restrictions do not prevent the settlement of any transaction entered into through the facilities of the New York Stock Exchange or other national securities exchange. However, any trade that resulted in a person becoming a "substantial holder" of the Company (as defined in the Charter) or increasing the percentage of the Company owned by a Substantial Holder, would be void abo initio unless they fall within certain exceptions, including, among others, prior approval of a Prohibited Transfer by our Board. In the event a Prohibited Transfer (as defined in the Charter) were to occur, the Company could require that the purported transferee transfer all evidence of ownership of the excess securities, plus any dividends or distributions accrued thereon, or applicable sale proceeds, to an agent designated by the Board to be settled in accordance with the Charter. The foregoing description of the transfer restrictions contained within our Charter is not complete and is qualified in its entirety by reference to the full text of the Charter, which is incorporated by reference into this report.
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
Director Compensation Table for Fiscal 2024
Under our director compensation program, during each fiscal year, each non-employee director receives an annual grant of RSUs equal to that number of shares of the Company’s common stock with a value on the date of grant of $125,000. Additionally, each director is eligible to receive an annual cash retainer of $105,000, which is paid in equal, quarterly payments. The Lead Independent Director (Mr. Polistina) receives an additional annual cash retainer of $40,000 and an additional annual equity retainer amount of $20,000. Directors are permitted to make an annual election to receive all of their director compensation (including for service on committees of our Board) in the form of Company stock awards in lieu of cash. For Fiscal 2024, the grants of RSUs were made on November 24, 2023. All such RSUs vested on October 1, 2024. For Fiscal 2024, compensation for service on the standing committees of our Board was paid in an annual amount as follows below.

Committee	Chair Annual Retainer	Member Annual Retainer
Audit	$20,000	N/A
Compensation	$15,000	N/A
NCG	$15,000	N/A

The table set forth below, together with its footnotes, provides information regarding compensation paid to our directors in Fiscal 2024.

Name[1]	Fees Earned or Paid in Cash[2]	Stock Awards[3,4]	All Other Compensation[5]	Total
Sherianne James	$120,009	$124,976	$6,199	$251,184
Terry L. Polistina	$160,012	$144,977	$7,716	$312,705
Hugh R. Rovit	$105,041	$124,976	$5,819	$235,836
Gautam Patel	$125,042	$124,976	$6,325	$256,343
Leslie L. Campbell	$105,041	$124,976	$5,819	$235,836
Joan Chow	$105,000	$124,976	$5,819	$235,795
_______________________________________
1    This table includes only directors who received compensation during Fiscal 2024.
2    Ms. Chow received her annual cash retainer in cash. All remaining directors elected to receive their cash retainers in stock. Amounts in this column for directors who elected to receive their cash retainers in stock represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of shares underlying the stock award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the New York Stock Exchange was closed), which was $66.23 for grants made on November 24, 2023. The directors who elected to receive their cash in stock received the following number of RSUs, which vested on October 1, 2024: Mr. Campbell, 1,586; Ms. James, 1,812; Mr. Patel, 1,888; Mr. Polistina, 2,416; and Mr. Rovit, 1,586.
3    Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of shares underlying the stock award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the New York Stock Exchange was closed), which was $66.23 for grants made on November 24, 2023. The directors received the following number of RSUs, which vested on October 1, 2024: Mr. Campbell, 1,887; Ms. Chow, 1,887; Ms. James, 1,887; Mr. Patel, 1,887; Mr. Polistina, 2,189; and Mr. Rovit, 1,887.
4    As of September 30, 2024, Mses. Chow and James held 1,887 and 3,699 outstanding unvested RSUs, respectively, and Messrs. Campbell, Patel, Polistina and Rovit held 3,473, 3,775, 4,605 and 3,473 outstanding unvested RSUs, respectively.
5    Reflects dividend equivalents paid in cash on RSUs that vested during Fiscal 2024 and which were not factored into the grant date fair value of the RSUs.
Compensation Committee Interlocks and Insider Participation
The current members of our Compensation Committee are Terry L. Polistina (Chair), Sherianne James and Gautam Patel. During Fiscal 2024, none of the members of our Compensation Committee was an officer or employee of the Company. In addition, during Fiscal 2024, none of our executive officers served as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.
ITEM 11.        EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (the “CD&A”) section summarizes our general philosophy with respect to the compensation of our CEO, CFO and our other executive officer in Fiscal 2024 (collectively, our “named executive officers” or “NEOs”). This CD&A provides an overview and analysis of the compensation programs and policies for our NEOs, the material compensation decisions made by our Compensation Committee under such programs and policies and the material factors considered by the Compensation Committee in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation philosophy.
Fiscal 2024 Named Executive Officers
Our NEOs for Fiscal 2024 are identified below.
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
During Fiscal 2024:
•Net sales and organic net sales grew 1.5% driven in part by investments in commercial operations, innovation, advertising and marketing.
•Maintained strong and consistent market position across brand portfolios and stepped up our investment in brand-focused advertising and new product roadmaps by approximately $62 million to drive top-line sales growth.
•Continued momentum in e-commerce sales growth, increasing 18% from the prior year and representing approximately 22% of total net sales.
•Delivered net income from continuing operations of $99.3 million and Adjusted EBITDA of $371.8 million.
•Demonstrated operational excellence with inventory turns over 4x and average fill rates above 90% across all businesses.
•Since the close of the HHI divestiture in June 2023, we have repurchased 13.2 million shares, or 32% of outstanding common stock for approximately $1.0 billion through September 30, 2024.

•Renegotiated our cash flow revolver, amending the capacity to $500 million and extending the maturity to October 2028, with no substantial borrowings throughout the year.
•Discontinued all global receivable factoring arrangements to lower borrowing costs and increase working capital flexibility.
•Simplified and improved our capital structure through (i) the reduction of $1,341.4 million of debt through a combination of open market repurchases, a tender offer, and the redemption of outstanding bonds, and (ii) the issuance of $350.0 million in 3.375% Exchangeable Bonds, ending the year with net debt leverage of .056x at the end of the year.
•Continued a dual-track initiative for the separation of the Home and Personal Care ("HPC") segment, including preparation and readiness of the business for a potential sale or merger transaction, and for a potential spin.
•Increased our quarterly dividend payout by 12% to $0.47 per share.
•Furthered our commitment of providing a healthy, safe, respectful, and supportive work environment for all of our employees, as demonstrated, in part, by: (i) employee injury and illness rates significantly below relevant industry averages; (ii) an enhanced employee learning and development program supporting our employees' actions and career growth; (iii) increased mental health awareness education and support; and (iv) continued strong relationships with our employee unions and works councils, as demonstrated by a new, five-year collective bargaining agreement at our Vinita Park, MO facility.
Management and Board Member Composition
We are very proud of our management team, which includes a top notch, talented and stable leadership team to deliver financial performance and execute our growth strategy.
Our Board believes that the Company and its stakeholders are benefited by a highly skilled board with a significant variety of expertise and experiences and diversity across race, gender and ethnicity. On April 12, 2021, we appointed Joan Chow and Leslie Campbell, each an independent, highly qualified and diverse background candidate, to our Board. These appointments were made in response to shareholder feedback and in furtherance of the Board’s commitment to advancing our Board’s knowledge base and skill set and advancing diversity and gender inclusion. As part of the Company’s shareholder engagement program and its commitment to improved corporate governance, the Board previously adopted a Board Diversity Policy, which is further described on page 12 of this Form 10-K/A.
We believe that our senior management team and Board provide a skill set that aligns with our going forward operating model and business strategy and has contributed to the success we had in Fiscal 2024 and that we envision in upcoming years.
We have also advanced our aim of promoting diversity and are proud that over one-half of our board members come from diverse backgrounds, over one-quarter of our Board is composed of female members and our five NEOs for Fiscal 2024 include an executive from a diverse background.
Corporate Governance Best Practices
We are proud that our corporate governance practices are regularly updated to reflect best practices, such as appointing a lead independent director, increasing diversity among our Board and executive team, declassifying our Board (which was fully completed during our 2024 annual stockholders meeting), appointing independent directors as a majority of the Board, having fully independent Audit, Compensation and NCG Committees of the Board and having an independent compensation consultant. We have also adopted or strengthened a number of our corporate governance policies, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics for directors, officers and employees, Code of Ethics for the Principal Executive and Senior Financial Officers, Director Resignation Policy, Compensation Clawback Policy, our related person transaction policy, our anti-hedging policy, our anti-pledging policy, our stock ownership and trading policy, and our cybersecurity policies.
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
Strategy and Long-Term Growth
The focuses of our strategic goals are:
•Investing internally for organic growth, which generates our highest return on investment;
•Strengthening our brands through consumer insights, research and development, innovation and advertising and marketing to drive vitality and profitable organic growth;
•Returning capital to our shareholders via dividends and opportunistic share repurchases; and
•Disciplined M&A activity as we pursue accretive strategic acquisitions that are synergistic or help drive additional value creation.
While the impacts of global unrest, military conflict, and global transport and supply chain disruptions over the past years have created, and continue to create, extreme volatility in the year-over-year and quarter-to-quarter comparisons of our businesses, overall, we believe that consumer demand remains positive in our categories and the strong performance of our brands continues to drive growth.
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
Our CEO continues to retain outstanding stock options that were granted to him by HRG Group during the time he was an employee of HRG Group. These options became Company options as a result of the HRG Merger but were not granted for service to Spectrum Brands and were granted by a different Board and Compensation Committee to obtain a different set of business objectives prior to the HRG Merger. These options will expire if not exercised prior to their respective expiration dates. Accordingly, Mr. Maura exercised some of his HRG Group options in Fiscal 2024 and may exercise his remaining HRG Group options in the future. As a result of Mr. Maura’s option exercise in 2024, some of the value that Mr. Maura received in Fiscal 2024, and may realize in the future, does not reflect the decisions our Compensation Committee has made since the HRG Merger and more recently as we continue to review and consider appropriate types and amounts of compensation.

During Fiscal 2024, particular considerations include:
•Reasonable CEO Pay. Our CEO’s total compensation for Fiscal 2024, which we define as base salary, target annual cash bonus, and target LTIP value, increased approximately 20% from his total compensation in Fiscal 2023, as shown in the Summary Compensation Table below. The increase was primarily due to the Company's strong Fiscal 2024 performance against preset performance metrics, as our CEO earned an above target annual cash bonus for Fiscal 2024, whereas he received a below target bonus in Fiscal 2023. Additionally, his LTIP target increased from $5.4 million in Fiscal 2023 to $6.75 million in Fiscal 2024. The Compensation Committee continues to consider the appropriate grant date value of his equity awards each year as we have moved further away from 2020, when compensation reflected an earlier award made during the transition of our compensation practices from a “controlled company” majority owned by HRG to a fully independent company with appropriately suited long-term compensation practices.
•Although our CEO’s equity award grant date value for Fiscal 2024 (at target) was approximately $6.75 million based on the November 24, 2023 closing price of $66.23 per share, the actual realized value of the award will depend on a combination of the stock price at vesting (which will not occur until December 2026), his continued employment and, for a majority of the award, our achievement of financial performance goals. Our Compensation Committee closely monitor’s our CEO’s realized pay and reported pay to make sure it is both reasonable and incentivizing. See "Reported versus Realizable Pay” on page 25.
•70% of the value of the equity award granted to our CEO during Fiscal 2024 remains subject to achieving the performance criteria over a three-year period described below.
•No portion of the Fiscal 2024 LTIP awards (the RSUs or PSUs) is eligible for vesting until December 2026.
•Cash Bonuses Based on Actual Performance. Consistent with our compensation philosophy that NEO compensation is tied to the company’s performance, no cash bonuses were paid to any of our NEOs under our MIP for Fiscal 2022 because we did not meet the minimum preset performance levels. For Fiscal 2023, we paid below target cash bonuses to our NEOs under our MIP based on preset performance levels, which further shows that incentive compensation it truly at risk. For Fiscal 2024, we paid above-target cash bonuses to our NEOs under our MIP based on our Fiscal 2024 performance set against preset performance levels, which further illustrates our pay for performance compensation philosophy.
•Reduced Executive Group and Board. As a result of our efforts to consolidate, reduce costs and increase efficiency, we have substantially reduced company headcount, including the number of executive officers. For this reason, the remaining three NEOs have assumed additional responsibilities. We also reduced the size of our Board from nine to seven members.
•Responsiveness to Shareholders. As described below, we engage with our shareholders and periodically make responsive changes to our executive compensation program to ensure it is aligned with our business objectives. For example, for Fiscal 2023, we modified our performance metrics under our MIP so that there is only one remaining overlapping performance metric between our MIP and our PSUs - Adjusted EBITDA - based on it being an important financial metric for both our annual MIP and three-year LTIP programs.
Fiscal 2024 Executive Compensation Overview
Our Fiscal 2024 executive compensation program includes base salary, annual bonus (MIP) and the long-term bonus (LTIP) program. We believe that our executive compensation program is in-line with our peers and shareholder expectations, as well as the additional responsibilities our NEOs have assumed since Fiscal 2023. The components are designed after taking into account shareholder feedback based on our robust outreach efforts.

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

✓ We evaluate and respond to executive compensation guidance from our shareholders and proxy advisory firms, such as our recent decision to increase our CEO's stock ownership requirement to six times his annual base salary.

✓ We set robust incentive targets and strongly align pay and performance by placing 87.9% of our CEO’s annual, reoccurring compensation opportunity and 80.2% (on average) of our other NEOs’ annual, reoccurring compensation opportunities at risk and earned on the basis of Company performance.

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

✓ 70% of our annual, reoccurring equity-based awards and 74% to 78% of our regular annual, reoccurring incentive compensation are based on achievement of performance. The remainder is time-based equity that is still subject to market risk.

✓ We adhere to an equity run rate consistent with corporate governance best practices.

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

What We Don’t Do
X  We do not provide any gross-ups for golden parachutes or upon a change-in control in existing agreements.

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

X  We do not reprice options.

Shareholder Engagement
Our Board and management take their management oversight responsibilities seriously. Our key values are predicated on strong and effective governance, independent thought and decision-making and a commitment to driving shareholder value. We received support from our shareholders with a vote of approximately 97% in favor of our executive compensation at our 2024 Annual Meeting. As discussed below, we highly value the input of our shareholders and took this into account as we designed our programs.
We engage our shareholders throughout the year to:
•Provide visibility and transparency into our business, our performance and our corporate governance, ESG and compensation practices, and our strategic plans;
•Discuss with our shareholders the issues that are important to them, hear their expectations for us and share our views; and

•Assess emerging issues that may affect our business or strategic plans, inform our decision making, enhance our corporate disclosures and help shape our practices.
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
We are committed to robust shareholder engagement, which has been an embedded part of our investor relations and governance programs for many years. We maintain a consistent and proactive approach to communicating with our shareholders, including our quarterly earnings calls, regular conversations by our investor relations personnel and executive management team, holding non-deal road shows and participating in both equity and debt conferences on a regular basis. In addition, each year during proxy season we take the following actions:
•We engage the proxy solicitation firm, Okapi Partners, to (i) assist in a robust shareholder outreach process to discuss our go-forward strategies and (ii) facilitate the opportunity for shareholders to individually and directly engage with certain members of management.
•We engage in discussions with major proxy advisory firms as necessary to understand their perspectives on our compensation programs and best practices generally in executive compensation programs.
•We reach out to our top shareholders to discuss and engage in dialogue with our shareholders with respect to our Company, including our corporate governance and compensation practices.
We continue to engage in rigorous shareholder outreach and do so to understand shareholder views and input on a variety of matters.
Compensation Overview and Philosophy
Our compensation programs are administered by our Compensation Committee. In Fiscal 2024, these programs were based on our “pay-for-performance” philosophy in which variable compensation represents a majority of an executive’s potential compensation. The variable incentive compensation programs continued our focus on the Company-wide goals of increasing growth and earnings, maximizing free cash flow generation and building for superior long-term shareholder returns. Each year, the Compensation Committee and the Company, along with the assistance of an independent compensation consultant, go through a thoughtful process to review risks and opportunities applicable to the Company.
In establishing our compensation programs for Fiscal 2024, our Compensation Committee continued to partner with WTW as independent compensation consultant and evaluated the compensation programs with reference to a peer group of 14 companies, as outlined in the section below, “Role of Committee-Retained Consultants.”
Background on Compensation Considerations
Our Compensation Committee pursued several objectives in determining our executive compensation programs for Fiscal 2024:
•To attract and retain highly qualified executives for the Company and in each of our business segments.
•To align the compensation paid to our executives with: (i) our overall corporate business strategies while leaving the flexibility necessary to respond to changing business priorities and circumstances; and (ii) our executives' evolving and increasing job responsibilities.
•To align the interests of our executives with those of our shareholders and to reward our executives when they perform in a manner that creates value for our shareholders.
In order to pursue these objectives, our Compensation Committee:
•Considered the advice of WTW on executive compensation issues and program design, including advice on the corporate compensation program as it compared to our peer group companies.
•Conducted an annual review of total compensation for each NEO, including the compensation and benefit values offered to each executive and other compensation factors, based on the NEO's increased job responsibilities since Fiscal 2023.
•Consulted with our CEO and other members of senior management with regard to compensation matters and met in executive session without management to evaluate management’s input.
•Solicited comments and concurrence from other Board members regarding its recommendations and actions.
•Considered the feedback of our shareholders and the Say on Pay vote results.
Philosophy on Performance-Based Compensation
Our Fiscal 2024 executive compensation programs were designed so that a significant portion of the value of each NEO’s annual total compensation (which varies by individual) would be based on the achievement of Company-wide performance objectives. In approving these programs, our Compensation Committee concluded that a combination of annual fixed base pay and variable, incentive-based pay provided our NEOs with an appropriate mix of cash compensation and equity-based compensation.
Additionally, in Fiscal 2024, the Compensation Committee approved special, one-time retention equity grants in the form of 18,874 RSUs to each of Mr. Smeltser and Mr. Zargar in November 2023. The stock-based retention awards, which were in addition to the executives’ regular LTIP awards, vest, subject to the terms of the award, in two 50% tranches on each of December 5, 2025 and December 4, 2026, subject to the executive’s continued employment at the Company. The Compensation Committee determined that it was appropriate to provide these grants to: (i) further incentivize the executives to implement the significant amount of work in separating the Company's HPC business from the other businesses; (ii) recognize the important contributions that each executive made to the completion of the HHI Divestiture; and (iii) acknowledge the additional responsibilities Mr. Smeltser and Mr, Zargar have assumed since the Fiscal 2023 separations of our former Chief Operating Officer and Chief Human Resources Officer, resulting in reduction of our Named Executive Officers from five to three. WTW assisted the Compensation Committee with establishing the size of these awards, including by providing information on how each executive’s total target direct compensation, including the retention grants, would compare to the median compensation of our survey and proxy peer companies. Our CEO did not receive a retention grant.

For Fiscal 2024, the percentage of annual, ongoing target total compensation that was at-risk (that is, variable cash compensation and equity awards) for our CEO was 89.7% and for the other NEOs was 80.2% as a group. The chart below sets forth the percentage of target ongoing Fiscal 2024 compensation that was fixed compared to at-risk for the CEO and the other NEOs as a group. The chart below excludes the one-time, stock-based retention award of $1.25 million awarded to each of Mr. Smeltser and Mr. Zargar.
To highlight the alignment of the incentive plans with shareholder interests, our ongoing annual and long-term incentive programs (whether equity or cash-based) in Fiscal 2024 were predominantly performance-based with (i) our MIP being 100% performance-based and (ii) the three-year LTIP being 70% performance-based.
Our pay-for-performance philosophy is shown by the fact that, after no payments under the Fiscal 2022 LTIP PSUs (which were based on three-year performance from Fiscal 2022-2024) were made to our NEOs, payouts under the MIP to our NEOs for Fiscal 2024 were above target, each as shown below. This philosophy is also shown in the realizable pay that our NEOs actually receive.
Excluding the Fiscal 2024 one-time, stock-based retention award, only our NEOs' base salaries and 30% of the NEOs' three-year LTIP grants do not vary based on our performance. For each of our NEOs, these non-performance-based amounts are set forth in agreements with the executives as described in “Executive Compensation Tables-Termination and Change in Control Provisions-Executive-Specific Provisions regarding Employment, Termination and Change in Control-Agreements with NEOs,” and are subject to annual review and potential increase by our Compensation Committee.
Our Compensation Decision Making Process
Our Compensation Committee engages in a robust process in making compensation decisions. In Fiscal 2024, our Compensation Committee continued to retain WTW as its independent consultants to assist in formulating and evaluating executive and director compensation programs.
In addition, our Compensation Committee consulted with our CEO regarding the Company’s compensation plans and performance targets; however, our CEO did not participate in any discussions with respect to his own compensation. From time to time, our Compensation Committee also consulted with other senior executives of our Company and outside counsel.
WTW provided advice on the executive compensation implications of changes to our business, our corporate governance and compensation structure and the philosophy of our executive compensation plans. During Fiscal 2024, our Compensation Committee periodically requested WTW to:
•Provide comparative market data for our peer group and other groups on request, with respect to compensation matters.
•Analyze our compensation and benefit programs relative to our peer group, including our mix of performance-based compensation, non-variable compensation and the retentive features of our compensation plans in light of the Company’s strategies and prospects.
•Review the plan designs, including the performance metrics selected, for our various incentive plans and make recommendations to our Compensation Committee on appropriate plan designs to support the overall corporate strategic objectives.
•Advise our Compensation Committee on compensation matters and management proposals with respect to compensation matters.
•Assist in the preparation of our Compensation Discussion and Analysis disclosure and related matters.
•On request, participate in meetings of our Compensation Committee.
In order to encourage an independent viewpoint, our Compensation Committee and its members (i) had access to WTW at any time without management present and (ii) consulted from time to time with each other, other non-management members of our Board and WTW without management present.

WTW, with input from management and our Compensation Committee, developed a peer group of companies based on a variety of criteria, including type of business, revenue, assets and market capitalization. The composition of this peer group is reviewed annually and, if appropriate, revised based on changes in business orientation of peer group companies, changes in financial size or performance of the Company and the peer group companies and any mergers, acquisitions, spin-offs or bankruptcies of the companies in the peer group or changes at our Company. WTW reviewed the peer group and proposed the removal of Fortune Brands Innovations, Inc. as it is no longer a relevant peer after the HHI Divestiture and Tupperware Brands Corporation as the company was on the verge of bankruptcy. WTW also proposed adding Yeti Holdings, Medifast, Inc., and USANA Health Sciences, Inc. to the peer group as these companies are in a comparable industry classification as Spectrum Brands. The Compensation Committee approved WTW's recommendations for Fiscal 2024. For Fiscal 2024, the peer group utilized consisted of the following 15 companies:

✓ Central Garden and Pet Company	✓ Hanesbrands, Inc.	✓ Newell Brands, Inc.
✓ Church & Dwight Co., Inc.	✓ Hasbro, Inc.	✓ Nu Skin Enterprises, Inc.
✓ The Clorox Company	✓ Helen of Troy Limited	✓ The Scotts Miracle-Gro Company
✓ Edgewell Personal Care Company	✓ Mattel, Inc.	✓ USANA Health Sciences, Inc.
✓ Energizer Holdings, Inc.	✓ Medifast, Inc.	✓ YETI Holdings, Inc.
Our Compensation Committee reviews market data as part of assessing the appropriateness and reasonableness of our compensation levels and mix of pay. Although our Compensation Committee does not target a particular range for total compensation as compared to our peer group, it does take this information into account when establishing our compensation programs.
In accordance with SEC rules, our Compensation Committee considered the independence of WTW and concluded that no conflicts of interest prevented WTW from independently advising our Compensation Committee during Fiscal 2024. WTW received $127,593 for executive and director compensation consulting in Fiscal 2024. WTW provided consulting services relating to our health and benefit plans during Fiscal 2024 and received approximately $14,000 for these services. The Compensation Committee reviews additional consulting services, while considering the potential effects on WTW’s independence.
Compensation Elements
In Fiscal 2024, the compensation for our NEOs primarily consisted of the components set forth below. In determining the compensation package for each NEO or in making any subsequent changes, our Compensation Committee considers the market conditions at the time such compensation levels were determined, the Company’s financial condition at the time such compensation levels were determined, compensation levels for similarly situated executives at other companies, executive experience level and the duties and responsibilities of such executive’s position, including any additional duties that may have been assumed due to NEO changes.
Base Salary

Purpose:	•Forms basis for competitive compensation package, which may be increased from time to time
Operation:	•Base salary reflects competitive market conditions, individual performance and internal parity
Performance Measures:
•Performance of the individual is considered by the Compensation Committee, which is advised by its independent compensation consultant, when setting and reviewing base salary levels and continued employment

MIP Bonus

Purpose:	•Motivate achievement of strategic priorities relating to key annual financial metrics.
Operation:	•Target bonus opportunities are determined by competitive market practices and internal parity.
•Actual bonus payouts, which can range from 0-250% of target for the CEO and 0-200% of target for our other NEOs, are determined based on performance.
•No bonus is paid if the relevant performance metrics are not achieved.
Performance Measures:
•For the Fiscal 2024 grants, based on equally weighted Adjusted EBITDA, Adjusted Average Inventory Turns and Net Sales over the one-year performance period, and the achievement of the goals of each metric is determined and earned independently of one another.

•Each award is entirely (100%) performance-based based on achievement of financial metrics established at the beginning of the performance period.
Payout Curve:
•For Fiscal 2024 grants, the top of the range was revised downwards such that, in order to receive maximum payout for: (i) the Adjusted EBITDA metric, performance of 7% or more above target must be achieved (compared to 10% previously) and (ii) the Net Sales and Adjusted Inventory Turns metrics, performance of 3% or more above target must be achieved (compared to 5% previously).

LTIP: RSUs and PSUs

Purpose:	•Align compensation with key drivers of the business and encourage achievement of significant and sustained improvements in performance and strategic initiatives over the long term.
•Encourage focus on long-term shareholder value creation.
Operation:	•Target opportunities are determined by competitive market practices and internal parity.
•Actual payouts on the 70% performance-based component (PSUs) can range from 0-125% of target for all executives.
•No PSUs to become vested if relevant performance metrics are not achieved.
•The remaining 30% time-based component (RSUs) of the award is not variable in terms of the number of shares eligible for vesting.
•The Fiscal 2024 LTIP grants have one vesting date after a three-year performance and service period.
•Pursuant to LTIP grant awards, our NEOs are required to hold 50% of the net after-tax shares they receive for at least one year following vesting of each grant.

• In addition, our NEOs and all other officers at the Vice President level or higher, are subject to the share ownership and retention guidelines discussed above (see “Directors, Executive Officers and Corporate Governance-Corporate Governance-Our Practices and Policies-Stock Ownership Guidelines”).

Performance Measures:
•Long-term incentive awards focusing on cumulative performance over three-year period ending Fiscal 2026, which are granted in the form of performance-based PSUs (70% of award) and time-based RSUs (30% of award).

•For the Fiscal 2024 grants, based on equally weighted Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity over the three-year performance period, and the achievement of the goals of each metric is determined and earned independently of one another.

•The vast majority (70%) of each of LTIP award is performance-based determined based on achievement of financial metrics established at the beginning of the performance period. No PSUs are paid if the relevant performance metrics are not achieved.

•The relatively small time-based component of these awards as part of our overall compensation mix serves as an important long-term retention and risk mitigation feature, while the value to the executive still varies depending on our stock price performance.

Each performance measure for our Fiscal 2024 MIP and LTIP awards is defined as follows:
For MIP, “Adjusted EBITDA means net earnings before interest, taxes, depreciation and amortization, and excluding restructuring, acquisition and integration charges, gain or loss on sale of one or more segments and other one-time charges. The result of the formula in the preceding sentence shall then be adjusted by the Compensation Committee in good faith so as to negate the effects of any dispositions; provided, however, that Adjusted EBITDA resulting from businesses or products lines acquired (in Board approved transactions) during the applicable fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition.
For MIP, “Adjusted Average Inventory Turns” means the 12-month cost of goods sold divided by the 12-month average net inventory dollars, each calculated as of the end of Fiscal 24. The result of the formula in the preceding sentence is then adjusted by the Compensation Committee in good faith so as to negate the effects of any dispositions; provided, however, that Adjusted Average Inventory Turns resulting from businesses or product lines acquired (in Board approved transactions) during the applicable fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition.
For MIP, “Net Sales” means the amount of revenue generated less returns, cash discounts, trade rebates and other spend or consumer offers that result in a reduction of revenue in accordance with generally accepted accounting principles in the U.S. GAAP. Net Sales achievement will be net of FX currency translation impact (e.g., achievement will exclude positive or negative impact(s) as a result of converting local currency sales into U.S. dollars), provided, that, global sales will not be adjusted for translation impact. Net Sales will also include amounts in the annual operating plan relating to acquisitions completed in the prior year and will, as reasonably and in good faith determined by the Compensation Committee to be appropriate be adjusted to negate the effects of any dispositions and exclude or include amounts from acquisitions completed in the current year.
For LTIP, “Adjusted EBITDA” means net earnings before interest, taxes, depreciation and amortization and excluding restructuring, acquisition and integration charges, gain or loss on sale of one or more segments and other one-time charges. The result of the formula in the preceding sentence shall then be adjusted by the Compensation Committee in good faith so as to negate the effects of any dispositions or non-renewal of a significant license agreement; provided, however that Adjusted EBITDA resulting from businesses or products lines acquired (in Board approved transactions) during the Performance Period will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition.
For LTIP, “Adjusted Free Cash Flow” means Adjusted EBITDA" plus or minus changes in current and long-term assets and liabilities, less cash payments for taxes, restructuring, interest and capital expenditures. Any reductions in Adjusted Free Cash Flow resulting from transaction costs or financing fees incurred in connection with any Board approved acquisition or refinancing (in each case during the Performance Period) will be added back to Adjusted Free Cash Flow, subject to the approval of the Compensation Committee reasonably and in good faith. The result of the formula in the preceding sentences shall then be adjusted by the Compensation Committee reasonably and in good faith so as to negate the effects of any dispositions, non-renewal of a significant license agreement or the impact of significant Board-approved capital allocation decisions on interest income; provided, however that Adjusted Free Cash Flow resulting from businesses or products lines acquired (in Board approved transactions) during the Performance Period will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition..
For LTIP, “Adjusted Return on Average Equity” means the three (3) year cumulative Adjusted Net Income (Adjusted EBITDA less interest, taxes, depreciation and amortization) divided by the sum of fiscal 2024, 2025 and 2026 average year total equity, excluding gain or loss on sale of one or more segments. The result of the formula in the preceding sentence shall then be adjusted by the Compensation Committee in good faith so as to negate the effects of any dispositions; provided, however that Adjusted Return on Average Equity resulting from businesses or products lines acquired (in Board approved transactions) during the Performance Period will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate be included in the calculation from the date of acquisition.

Fiscal 2024 Compensation Component Pay-Outs
Reported versus Realizable Pay

Our Compensation Committee closely monitors the pay-outs generated by our compensation programs each year. Although the Summary Compensation Table provides an overview of the cash and non-cash costs to the company of our CEO's and other NEOs’ compensation in a given year, it does not provide a clear summary of the pay realizable for our NEOs because SEC rules requires reporting of the grant date fair value of all equity awards in the Summary Compensation Table for the year in which they were granted, even if awards may not be earned and paid out for several years.

The table below shows the compensation realizable by our CEO.

Year of Compensation	Total Realizable Pay[1]	Realizable Pay as a Percentage of Reported Pay[2]
2024	$5,328,552	50%
2023	$5,542,717	75%
2022	$6,807,748	100%
_____________________________________
1    For purposes of this comparison, “Realizable Pay” for each reporting year is defined as: (i) salary as reported in the Summary Compensation Table; (ii) the value of amounts paid under the MIP as reported in the Summary Compensation Table; (iii) the value of the equity-based awards vesting during the year; and (iv) all Other Compensation as reported in the Summary Compensation Table.
2    Reported Pay as reported in the Summary Compensation Table.
Base Salary
The annual base salaries at the end of Fiscal 2024 for our NEOs are set forth below, with only Mr. Smeltser, our Chief Financial Officer, receiving a modest salary of approximately 9% during Fiscal 2024 to remain competitive with the base salaries of Chief Financial Officers in our peer group, as recommended by our independent compensation consultant, WTW.

Named Executive	Annual Base Salary at the end of Fiscal 2024
David M. Maura	$900,000
Jeremy W. Smeltser	$600,000
Ehsan Zargar	$400,000
Management Incentive Plan
For Fiscal 2024, our MIP award levels achievable at target for each NEO were as follows:

Named Executive[1]	MIP Target as % of Annual Base Salary
David M. Maura	125%
Jeremy W. Smeltser	85%
Ehsan Zargar	60%
_____________________________________
1    For Fiscal 2024, Mr. Smeltser's MIP award level increased from 80% to 85% in order to remain competitive with the annual incentive target opportunities of Chief Financial Officers in our peer group, as recommended by our independent compensation consultant, WTW.
The performance metrics for each of our NEOs were equal to those established for the Company as a whole. The maximum MIP bonus payable is 250% of target for Mr. Maura and 200% of target for our other continuing NEOs. Our Compensation Committee established the following equally weighted performance metrics for our MIP for Fiscal 2024:
•33.3% Adjusted EBITDA;
•33.3% Net Sales; and
•33.3% Adjusted Average Inventory Turns.

The table below shows the applicable levels of performance required to achieve threshold, target and maximum payouts for each of the three MIP performance metrics in Fiscal 2024. The table below also shows actual payouts under our MIP program. As shown below, there was an above target MIP payment for Fiscal 2024 because the previously established performance metrics were fully achieved.

	Performance Required to Achieve Bonus % as Indicated ($ in millions)
Performance Metric	Weight (% of Target Bonus)	Threshold (0%)	Target (100%)	Maximum (200%)[1]	Actual Results	Calculated 2024 Payout (% of Target Bonus)
Adjusted EBITDA	33.3%	$258.28	$286.98	$307.07	$319.18	200.00%
Adjusted Average Inventory Turns	33.3%	3.21	3.38	3.48	4.05	200.00%
Net Sales	33.3%	$2,742.48	$2,886.82	$2,973.42	$2,963.88	188.99%
_______________________________________
1    Mr. Maura was eligible to receive a maximum MIP equal to 250% of target if we achieved Adjusted EBITDA, Adjusted Average Inventory Turns and Net Sales of $317.11 million, 3.53 and $3,016.72 million, respectively. Mr. Maura's calculated 2024 payout (% of target bonus) was 250% for Adjusted EBITDA and Adjusted Average Inventory Turns and 188.99% for Net Sales.
Long Term Incentive Plan
Fiscal 2024 LTIP Grants. Our Fiscal 2024 LTIP grants cover service and cumulative performance over the three-year period commencing October 1, 2023 and ending September 30, 2026. Of the LTIP grant, 70% is in the form of PSUs and will vest based on the achievement of cumulative Adjusted EBITDA, cumulative Adjusted Free Cash Flow and Adjusted Return on Equity over the three-year period. The remaining 30% is in the form of RSUs, which will vest based on continued service shortly following the end of such three-year period. In addition, with respect to the PSU component of the LTIP, there is an opportunity to earn additional PSUs if superior performance is achieved (subject to a cap of 125% of the target PSUs). Also, see discussion regarding retention awards on page 21.
The chart below sets forth the number of PSUs and RSUs each NEO was granted in Fiscal 2024 pursuant to the LTIP.

Name[1]	70% Performance- Based (at Target)	30% Time Based	One-Time Time Based Renton Award	Potential Upside Performance -Based
David M. Maura	71,342	30,575	—	17,836
Jeremy W. Smeltser	15,854	6,795	18,874	3,964
Ehsan Zargar	19,025	8,153	18,874	4,756
_______________________________________
1    For Fiscal 2024, Mr. Maura's target LTIP increased from $5.4 million to $6.75 million, Mr. Smeltser's target LTIP increased from $1.18 million to $1.5 million, and Mr. Zargar's target LTIP increased from $1.6 million to $1.8 million, in each case to remain competitive with the compensation levels of our peer group, as recommended by our independent compensation consultant, WTW.
The table below shows the three performance metrics for our NEOs and the applicable levels of performance required to achieve threshold, target and maximum vesting of PSUs.

Performance Measure (in $ millions)	Threshold (0% of PSUs vest)	Target (100% of PSUs vest)	Maximum (125% of PSUs vest)
Adjusted EBITDA	$860.9	$904.7	$915.8
Adjusted Free Cash Flow	$132.4	$214.2	$227.4
Adjusted Return on Equity	12.20%	13.60%	13.90%
Actual Payout of Fiscal 2022 PSUs. The PSUs granted in Fiscal 2022 were subject to performance over the three-year period that ended September 30, 2024, as shown in detail in our prior disclosure. The performance metrics were Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity. Our performance over this three-year period resulted in no payout for PSUs granted in Fiscal 2022 that would have vested in December 2024 if at least threshold performance was achieved, as reflected in the following table.

Name	Actual 2022 LTIP PSUs Earned and Vested	2022 LTIP PSUs Forfeited (from Target Grant Level)
David M. Maura	—	36,907
Jeremy W. Smeltser	—	8,065
Ehsan Zargar	—	10,935
Deferral and Post-Termination Benefits
Retirement Benefits. Our Company maintains a 401(k) plan for our employees, including our NEOs.
Supplemental Executive Life Insurance Program. During Fiscal 2024, each of Messrs. Maura, Smeltser, and Zargar participated in a program pursuant to which the Company, on behalf of each participant, made an annual contribution on October 1 equal to up to 15% of such participant’s base salary as of that date into a Company-owned executive life insurance policy for such participant. The investment options for each such policy are selected by the insurance provider. The Company is currently evaluating alternatives to this supplemental insurance program and expects that the alternative will be implement during Fiscal 2025.
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
Important Compensation Policies and Guidelines
Timing of Stock-Based Grants
The Company did not grant stock options to its employees during Fiscal 2024 and does not anticipate that it will use options as part of its compensation program going forward. The Company generally provides stock, restricted stock, RSUs and PSUs as part of the compensation program made available to directors, NEOs and other employees. With respect to annual stock awards granted in Fiscal 2024 to directors and NEOs, these were made (and the number of shares determined) on the second business day following the filing and public dissemination of the Company’s 10-K and audited financial statements.
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
Executive Compensation Tables
The following tables and footnotes show the compensation earned for service in all capacities during Fiscal 2024, Fiscal 2023 and Fiscal 2022 by our NEOs. We refer you to the “Compensation Discussion and Analysis” and the “Termination and Change in Control Provisions” sections of this report as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the tables entitled “Summary Compensation Table,” “All Other Compensation Table for Fiscal 2024” and “Grants of Plan-Based Awards Table for Fiscal 2024.”
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards[1]	Non-Equity Incentive Plan Compensation[2]	All Other Compensation[3]	Total
David M. Maura	2024	$900,000	$—	$6,749,963	$2,583,675	$344,160	$10,577,798
Executive Chairman and Chief Executive Officer	2023	$900,000	$—	$5,400,013	$637,313	$481,460	$7,418,786
	2022	$900,000	$—	$5,114,755	$—	$800,927	$6,815,682
Jeremy Smeltser	2024	$592,115	$—	$2,750,068	$1,001,283	$189,790	$4,533,256
Executive Vice President and Chief Financial Officer	2023	$550,000	$—	$1,179,961	$249,260	$204,618	$2,183,839
	2022	$550,000	$—	$1,117,652	$—	$185,696	$1,853,348
Ehsan Zargar	2024	$400,000	$—	$3,050,024	$471,192	$192,183	$4,113,399
Executive Vice President, General Counsel and Corporate Secretary	2023	$400,000	$—	$1,600,024	$135,960	$234,059	$2,370,043
	2022	$400,000	$—	$1,515,490	$—	$332,008	$2,247,498
_______________________________________
1    This column reflects the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718 (for a discussion of the relevant ASC 718 valuation assumptions, see Note 2, Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for Fiscal 2024). For Fiscal 2024, this column reflects grants under the LTIP and, for Mr. Smeltser and Mr. Zargar, the one-time, stock-based retention awards, including the grant date fair value of PSUs assuming target performance. If the maximum possible performance under the LTIP was used to determine the grant date value of the PSU portion of the 2024 LTIP, the value reported in this column for 2024 would have been as follows: Mr. Maura ($7,931,241); Mr. Smeltser, including his one-time retention award ($3,012,604); and Mr. Zargar, including his one-time retention award ($3,365,014). At the lowest level of performance, the PSUs are forfeited. The amounts shown in this column do not reflect the actual payout. For further information regarding LTIP grants, see “Compensation Discussion and Analysis-Fiscal 2024 Compensation Component Pay-Outs-Long-Term Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2024” and its accompanying footnotes.
2    For Fiscal 2024, this column represents cash amounts earned under the Company’s MIP program for performance during the applicable year. As presented in the table, there was an above target and below maximum MIP payment for Fiscal 2024 because the previously established performance targets were fully achieved and exceeded for all three metrics. For additional detail on the 2024 MIP and the determination of the awards thereunder, please refer to the discussion under the heading “Compensation Discussion and Analysis-Fiscal 2024 Compensation Component Pay-Outs-Management Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2024” and its accompanying footnotes.
3    Please see the following table for the details of the amounts that comprise the All Other Compensation column.

All Other Compensation Table for Fiscal 2024

Name	Financial Planning Services Provided to Executive[2]	Life Insurance Premiums Paid on Executives Behalf[3]	Car Allowance/Personal Use of Company Car[4]	Company Contributions to Executive's Qualified Retirement Plan[5]	Company Contributions to Executive's Supplemental Life Insurance Policy[6]	Dividends[7]	Other	Total
David M. Maura[1]	$—	$7,391	$—	$13,800	$75,606	$247,363	$—	$344,160
Jeremy W. Smeltser	$20,000	$3,725	$31,294	$6,462	$82,500	$45,809	$—	$189,790
Ehsan Zargar	$20,000	$2,331	$24,868	$11,692	$60,000	$73,292	$—	$192,183
_______________________________________
1    Mr. Maura voluntarily eliminated his financial planning and car allowance payments for Fiscal 2024.
2    For Fiscal 2024, the Company provided an allowance for expenses related to financial planning and tax preparation services in an amount of $20,000 (paid in March 2024) to Messrs. Smeltser and Zargar.
3    The amount represents the life insurance premium paid for Fiscal 2024. The Company provides life insurance coverage equal to three times base salary for each executive officer.
4    The Company sponsors a leased car or car allowance program. Under the leased car program, costs associated with using a vehicle are provided, which also include maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. As noted above, beginning with Fiscal 2020, Mr. Maura has declined his car allowance.
5    Represents amounts contributed under the Company-sponsored 401(k) retirement plan.
6    This amount reflects the premium paid by the Company equal to up to 15% of base salary toward individual supplemental life insurance policies.
7    This amount reflects dividend equivalents paid in respect of RSUs held by NEOs which vested during Fiscal 2024 and were not factored into the grant date fair value of the RSUs.

Grants of Plan-Based Awards Table for Fiscal 2024
The following table and footnotes provide information with respect to equity grants made to our NEOs during Fiscal 2024 as well as the range of future payouts under non-equity incentive awards for our NEOs.

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units #	Grant Date Fair Value of Stock Awards $[3]
			Threshold $	Target $	Maximum $	Target #	Maximum #
David M. Maura	11/14/2023	[1]	$—	$1,125,000	$2,812,500
	11/24/2023	[2]	$—	$—	$—	71,342	89,178	30,575	$6,749,963
Jeremy Smeltser	11/14/2023	[1]	$—	$510,000	$1,020,000
	11/24/2023	[2]	$—	$—	$—	15,854	19,818	25,669	$2,750,068
Ehsan Zargar	11/14/2023	[1]	$—	$240,000	$480,000
	11/24/2023	[2]	$—	$—	$—	19,025	23,781	27,027	$3,050,024
_______________________________________
1    Represents the threshold, target and maximum payouts under the Fiscal 2024 MIP. The actual amounts earned under the plan for Fiscal 2024 are disclosed in the Summary Compensation Table above as part of the column entitled “Non-Equity Incentive Plan Awards.” For Mr. Maura, the maximum payout for the disclosed awards is equal to 250% of target. For our other participating NEOs, the maximum payouts for the disclosed awards are equal to 200% of target. See “Compensation Discussion and Analysis-Fiscal 2024 Compensation Component Pay-Outs-Management Incentive Plan” for a discussion of the terms of the Fiscal 2024 MIP.
2    Represents the number of RSUs and PSUs awarded under the Fiscal 2024 LTIP grants, including the one-time, stock-based retention award for Mr. Smeltser and Mr. Zargar of 18,874 RSUs each, and shows (a) the target and maximum payouts, denominated in the number of shares of stock, in respect of PSUs and (b) the number of shares of stock underlying the RSUs. See “Compensation Discussion and Analysis-Fiscal 2024 Compensation Components Pay-Outs-LTIP” for a discussion of the terms of these awards.
3    See footnote 1 to the Summary Compensation Table.

Outstanding Equity Awards at the End of Fiscal 2024
The following table and footnotes set forth information regarding outstanding options and restricted stock unit awards as of September 30, 2024 for our NEOs. The market value of shares that have not vested was determined by multiplying $95.14, the closing market price of the Company’s stock on September 30, 2024, the last trading day of Fiscal 2024, by the number of shares.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested[1]		Market Value of Shares or Units of Stock That Have Not Vested[2]	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested[3]		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested[2]
David M. Maura	1,164	$86.38	11/24/2025	—		$—	$—		$—
	51,309	$95.43	11/28/2026	—		$—	$—		$—
				15,817	[4]	$1,504,829	$—	[5]	$—
				32,530	[6]	$3,094,904	$75,904	[7]	$7,221,507
				30,575	[8]	$2,908,906	$89,178	[9]	$8,484,395
Jeremy Smeltser				3,456	[4]	$328,804	$—	[5]	$—
				7,108	[6]	$676,255	$16,586	[7]	$1,577,992
				25,669	[8]	$2,442,149	$19,818	[9]	$1,885,485
Ehsan Zargar				4,687	[4]	$445,921	$—	[5]	$—
				9,639	[6]	$917,054	$22,490	[7]	$2,139,699
				27,027	[8]	$2,571,349	$23,781	[9]	$2,262,524
_______________________________________
1    This column shows the number of outstanding RSUs subject to time-based vesting.
2    The market value is based on the per share closing price of our common stock on September 30, 2024 ($95.14).
3    This column shows the number of Fiscal 2022, 2023 and 2024 LTIP PSUs subject to performance-based vesting. For the Fiscal 2022 PSU grants, we have shown the actual shares that became vested in December 2024 based on performance through Fiscal 2024 year-end (no payout). For the Fiscal 2023 PSU grants, we have shown the number of PSUs that would be payable upon target level of performance. For the Fiscal 2024 PSU grants, we have shown the number of PSUs that would be payable upon the maximum level of performance.
4    These Fiscal 2022 LTIP RSUs vested on December 6, 2024.
5    These Fiscal 2022 LTIP PSUs vested on December 6, 2024, but threshold achievement was not reached resulting in no payout.
6    These Fiscal 2023 LTIP RSUs vest on December 5, 2025, subject to continued employment.
7    These Fiscal 2023 LTIP PSUs vest on December 5, 2025, subject to continued employment and achievement of the applicable performance metrics.
8    These Fiscal 2024 LTIP RSUs vest on December 4, 2026, subject to continued employment.
9    These Fiscal 2024 LTIP PSUs vest on December 4, 2026, subject to continued employment and achievement of the applicable performance metrics.

Option Exercises and Stock Vested During Fiscal 2024

The following table and footnotes provide information regarding option exercises and stock awards vesting during Fiscal 2024 for our NEOs.

	Stock Awards		Option Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting	Number of Shares Acquired on Exercise	Value Realized on Exercise
David M. Maura[1,2]	49,080	$3,523,944	26,743	$319,579
Jeremy Smeltser[3]	9,089	$652,590	—	—
Ehsan Zargar[4,5]	14,542	$1,044,116	5,009	$59,807
_______________________________________
1    For stock awards, the amount for Mr. Maura in this column represents the value realized upon the vesting of 49,080 RSUs and PSUs on December 4, 2023. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $71.80 on December 4, 2023.
2    For option awards, the amount for Mr. Maura in this column represents the value realized upon the exercise of 26,743 NQ stock options on May 10, 2024. The value was computed by multiplying the number of options exercised by the closing price per share of the Company’s common stock on such exercise date, which was $94.80, less the option price of $82.85. The number of shares reported includes the number of shares withheld by the Company for payment of the exercise price and tax liability incident to the exercise.
3    The amount for Mr. Smeltser in this column represents the value realized upon the vesting of 9,089 RSUs and PSUs on December 4, 2023. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $71.80 on December 4, 2023.
4    For stock awards, the amount for Mr. Zargar in this column represents the value realized upon the vesting of 14,542 RSUs and PSUs on December 4, 2023. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $71.80 on December 4, 2023.
5    For option awards, the amount for Mr. Zargar in this column represents the value realized upon the exercise of 5,009 NQ stock options on May 10, 2024. The value was computed by multiplying the number of options exercised by the closing price per share of the Company’s common stock on such exercise date, which was $94.80, less the option price of $82.86. The number of shares reported includes the number of shares withheld by the Company for payment of the exercise price and tax liability incident to the exercise.
The amounts set forth in the table above under the "Value Realized on Vesting" column reflect the value of shares on the vesting date and value realized on the exercise date. It is important to consider the following factors when reading this table:
•All of Mr. Maura’s stock awards reflected in this table were granted at the beginning of Fiscal 2021 and required three years of service, plus performance achievement for the PSUs, in order for the executive to receive any potential value for these awards;
•All of Mr. Maura’s stock options reflected in this table were granted on November 25, 2014 and were approaching their expiration date of November 25, 2024;
•For Mr. Maura's awards granted in Fiscal 2021, approximately 49% of the amounts reflect the vesting of PSUs that were eligible for vesting only if we met preset performance criteria based on financial metrics over a three-year period from Fiscal 2021-2023, based strictly on the metrics disclosed in the proxy for the year granted without any adjustments;
•These PSUs were earned at below target performance level based on our achievement of these preset performance criteria; and
•Although the columns in the table are required to state that it is the “value realized”, as of the date of this filing, Mr. Maura has not sold any of the shares that vested on December 4, 2023 or stock acquired from the stock option exercise on May 10, 2024, other than the required withholding of shares by the Company to satisfy its tax withholding obligations.
Pension Benefits
None of our NEOs participated in any pension plans during, or as of the end of, Fiscal 2024.
Non-Qualified Deferred Compensation
None of our NEOs participated in any Company non-qualified deferred compensation programs during, or as of the end of, Fiscal 2024.
Termination and Change in Control Provisions
Awards under the Company Equity Plan
For purposes of these incentive plans, “change in control” generally means the occurrence of any of the events listed below and “Applicable Company” means the Company or SPB Legacy with respect to the former equity plan of SPB Legacy which was assumed by the Company:
i.the acquisition, by any individual, entity or group of beneficial ownership of more than 50% of the combined voting power of the Applicable Company’s then outstanding securities;
ii.individuals who constituted our Board at the effective time of the plan and directors who are nominated and elected as their successors from time to time cease for any reason to constitute at least a majority of our Board;

iii.consummation of a merger or consolidation of the Applicable Company or any direct or indirect subsidiary of the Applicable Company with any other entity, other than (A) a merger or consolidation which results in the voting securities of the Applicable Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Applicable Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, (B) a merger or consolidation effected to implement a recapitalization of the Applicable Company (or similar transaction) in which no individual, entity or group is or becomes the beneficial owner, directly or indirectly, of voting securities of the Applicable Company (not including in the securities beneficially owned by such individual, entity or group any securities acquired directly from the Applicable Company or any of its direct or indirect subsidiaries) representing 50% or more of the combined voting power of the Applicable Company’s then outstanding voting securities or (C) a merger or consolidation affecting the Applicable Company as a result of which a Designated Holder (as defined below) owns after such transaction more than 50% of the combined voting power of the voting securities of the Applicable Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation; or
iv.approval by the shareholders of the Applicable Company of either a complete liquidation or dissolution of the Applicable Company or the sale or other disposition of all or substantially all of the assets of the Applicable Company, other than a sale or disposition by the Applicable Company of all or substantially all of the assets of the Applicable Company to an entity, more than 50% of the combined voting power of the voting securities of which are owned by shareholders of the Applicable Company in substantially the same proportions as their ownership of the Applicable Company immediately prior to such sale; provided that, in each case, it shall not be a change in control if, immediately following the occurrence of the event described above (i) the record holders of the common stock of the Applicable Company immediately prior to the event continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following the event or (ii) the Harbinger Master Fund, the Harbinger Special Situations Fund, HRG and their respective affiliates and subsidiaries (the “Designated Holders”) beneficially own, directly or indirectly, more than 50% of the combined voting power of the Applicable Company or any successor.
Executive-Specific Provisions Regarding Employment, Termination and Change in Control
Agreements with NEOs
Our Compensation Committee periodically evaluates the appropriateness of entering into employment agreements, severance agreements or other written agreements with the Company’s NEOs to govern compensation and other aspects of the employment relationship. During Fiscal 2024, the Company and/or its wholly owned subsidiary, SBI, had written employment agreements with its NEOs as follows: (i) an Employment Agreement, dated January 20, 2016, as amended and restated on dated April 25, 2018, with Mr. Maura (the “Maura Employment Agreement”); (ii) an employment agreement, dated September 9, 2019, with Mr. Smeltser (the “Smeltser Employment Agreement”); and (iii) an employment Agreement, dated October 1, 2018, with Mr. Zargar (the “Zargar Employment Agreement”).
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
Under the terms of the Maura Employment Agreement, Mr. Maura was entitled to receive a performance-based EIP grant with a target value of $3.2 million for his service as Executive Chairman and CEO and a performance-based S3B grant with a target value of $3 million, each in accordance with those programs’ grant cycles. In Fiscal 2019, our Compensation Committee eliminated the EIP and S3B bonus programs and replaced them with our performance based LTIP program. Based on the review of peer groups, Mr. Maura received an LTIP grant with target value of $5.4 million for Fiscal 2024. In addition, at the discretion of the Compensation Committee and/or the Board, Mr. Maura is also eligible to receive future grants and/or participate in future multi-year incentive programs.
The Maura Employment Agreement also provides Mr. Maura with, among other things: (i) four weeks of paid vacation for each full year; (ii) eligibility for Mr. Maura to participate in the Company’s executive auto lease program which Mr. Maura has waived beginning in Fiscal 2020; (iii) a stipend for income tax filings and returns preparation and advice and estate planning advice, which Mr. Maura waived in Fiscal 2024; and (iv) eligibility for Mr. Maura to participate in any of the Company’s insurance plans and other benefits, if any, as the benefits are made available to other executive officers of the Company.
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
In the event that Mr. Maura is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” from his role as Executive Chairman or as CEO or all his roles, Mr. Maura’s compensation (with respect to such roles) and other benefits (in the case where he is terminated from all his roles) provided under his employment agreement ceases at the time of such termination, and Mr. Maura is entitled to no further compensation under his employment agreement with respect to such role. Notwithstanding this, the Company would pay to Mr. Maura accrued compensation and benefits and continuation of Company medical benefits to the extent required by law.
If Mr. Maura’s role as CEO is terminated (without terminating his role as Executive Chairman), without “cause,” by the Company, by Mr. Maura for “good reason,” due to Mr. Maura’s death or disability or upon a Company-initiated non-renewal or upon a change in control, Mr. Maura will be entitled to receive the following severance benefits: (i) the vesting of $250,000 of his outstanding time-based equity awards, based on grant-date value, as determined by the Compensation Committee; (ii) a cash payment of $500,000 payable ratably on a monthly basis in arrears over the 12-month period following such termination; and (iii) a pro rata portion, in cash, of the annual MIP bonus related to the base salary that Mr. Maura would have earned for the fiscal year in which termination occurs. Notwithstanding the foregoing, if Mr. Maura’s employment is terminated in a CIC Termination (as defined below) during the initial term of the Maura Employment Agreement, then instead of the payment in clause (ii) above, he will receive a cash payment equal to the greater of (x) a cash amount equal to $500,000 or (y) a cash amount equal to his then-current base salary times the number of months remaining in the initial term, with a pro rata amount being calculated for any partial month in that time period.

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
Agreement with Mr. Smeltser
On September 9, 2019, the Company entered into an employment agreement with Jeremy W. Smeltser. Pursuant to the Smeltser Employment Agreement, the initial term was until September 30, 2020 and thereafter is subject to automatic one-year renewals, subject to earlier termination. The Smeltser Employment Agreement provided for an initial annual base salary of $500,000, subject to periodic review and increase by the Compensation Committee, in its discretion. As of Fiscal 2024, Mr. Smelter's annual base salary has increased to $600,000. In addition, the Smelter Employment Agreement provided for a performance-based cash bonus under the MIP for each fiscal year (commencing with Fiscal 2020) during the term of the agreement, with a MIP target of at least 80% (and a maximum of 160%) of Mr. Smeltser’s base salary paid during the applicable fiscal year, provided that the Company achieves certain annual performance goals as established by the Board and/or Compensation Committee. As of Fiscal 2024, the bonus will be based on a target of at least 85% (and a maximum of 170%) of Mr. Smeltser's base salary. If such performance goals are met, the MIP bonus will be payable in cash, provided that Mr. Smeltser remains employed with the corporation on the date the bonus is paid.
The Smeltser Employment Agreement provides that on or prior to December 31, 2019, Mr. Smeltser was to receive an equity or equity based award with a grant date value of $1,000,000 and that for each subsequent fiscal year ending during the term (commencing with Fiscal 2021), he shall be eligible to receive an equity or equity based award with a target value of at least 200% of his base salary. As of Fiscal 2024, Mr. Smelter's annual equity award grant date target value has been increased to approximately $1,500,000.
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

Amounts Payable upon Termination or Change in Control
The following tables set forth the amounts that would have been payable September 30, 2024 to each of our NEOs who were employed by the Company as NEOs on the last day of Fiscal 2024 under the various scenarios for termination of employment or a change in control of the Company had such scenarios occurred on September 30, 2024.
David Maura

	Termination Scenarios (Assumes Termination on 9/30/2024)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	Upon Death or Disability	Change in Control & Termination
Cash Severance[1]	$—	$2,425,000	$2,425,000	$2,425,000
Annual Bonus[2]	$—	$2,583,675	$2,583,675	$2,583,675
Equity Awards (Intrinsic Value)[3]
Unvested Restricted Stock[4,5]	$—	$7,508,639	$7,508,639	$25,028,955
Other Benefits
Health and Welfare[6]	$—	$11,414	$11,414	$11,414
Car Allowance[7]	$—	$24,000	$24,000	$24,000
Accrued, Unused Vacation[8]	$—	$4,803	$4,803	$4,803
Total	$—	$12,557,531	$12,557,531	$30,077,847
_______________________________________
1    Reflects cash severance payment, under the applicable termination scenarios, of $500,000 for termination of the role of CEO, plus 1.5x Executive Chairman base salary and 1.0x the Fiscal 2024 Executive Chairman target bonus. Payments are to be made in monthly installments over 12 or 18 months (for the CEO and Executive Chairman payments, respectively) subject to the requirements of Section 409A of the Internal Revenue Code.
2    Reflects annual MIP bonus for Fiscal 2024 payable at 229.66% of target. Payment is subject to Section 409A of the Internal Revenue Code.
3    Reflects value of accelerated vesting of equity awards, if any, using a stock price of $95.14 which was the Company’s closing price on September 30, 2024.
4    Upon a termination without cause or due to death or disability or for resignation with good reason, all time-based RSUs would fully vest.
5    Upon a termination in connection with a change in control that occurs between 60 days prior to the change in control and the one-year anniversary of the change in control, all RSUs and PSUs would be subject to accelerated vesting at target.
6    Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
7    Reflects 12 months of car allowance continuation, which Mr. Maura elected not to receive in Fiscal 2024.
8    Represents compensation for 11.1 hours of unused vacation time in Fiscal 2024.

Jeremy W. Smeltser

	Termination Scenarios (Assumes Termination on 9/30/2024)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	Upon Death or Disability	Change in Control & Termination
Cash Severance[1]	$—	$1,410,000	$1,410,000	$1,410,000
Annual Bonus[2]	$—	$1,001,283	$1,001,283	$1,001,283
Equity Awards (Intrinsic Value)[3]
Unvested Restricted Stock[4]	$—	$1,389,425	$1,389,425	$1,389,425
Other Benefits
Health and Welfare[5]	$—	$11,414	$11,414	$11,414
Car Allowance[6]	$—	$30,797	$30,797	$30,797
Accrued, Unused Vacation[7]	$—	$—	$—	$—
Total	$—	$3,842,919	$3,842,919	$3,842,919

_______________________________________
1    Reflects cash severance payment, under the applicable termination scenarios, of 1.5x base salary and 1.0x the Fiscal 2024 target bonus. Payments are to be made in monthly installments over 18 months subject to the requirements of Section 409A of the Internal Revenue Code.
2    Reflects annual MIP bonus for Fiscal 2024 payable at 196.33% of target. Payment is subject to Section 409A of the Internal Revenue Code.
3    Reflects value of accelerated vesting of equity awards, if any, using a stock price of $95.14 which was the Company’s closing price on September 30, 2024.
4    Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, all PSUs will be forfeited. In addition, RSUs will vest pro rata based on days worked during the vesting period December 6, 2021 through December 6, 2024 for the 2022 LTIP RSUs, December 5, 2022 through December 5, 2025 for the 2023 LTIP RSUs, December 4, 2023 through December 4, 2026 for the 2024 LTIP RSUs, and December 4, 2023 through December 4, 2026 for the one-time, stock-based retention award granted in Fiscal 2024.
5    Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
6    Reflects 12 months of car allowance continuation.
7    Represents compensation for 0 hours of unused vacation time in Fiscal 2024.

Ehsan Zargar

	Termination Scenarios (Assumes Termination on 9/30/2024)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	Upon Death or Disability	Change in Control & Termination
Cash Severance[1]	$—	$1,556,000	$1,556,000	$1,556,000
Annual Bonus[2]	$—	$471,192	$471,192	$471,192
Equity Awards (Intrinsic Value)[3]
Unvested Restricted Stock[4]	$—	$8,924,417	$8,924,417	$8,924,417
Other Benefits
Health and Welfare[5]	$—	$3,816	$3,816	$3,816
Car Allowance[6]	$—	$23,905	$23,905	$23,905
Accrued, Unused Vacation[7]	$—	$13,673	$13,673	$13,673
Total	$—	$10,993,003	$10,993,003	$10,993,003
_______________________________________
1    Reflects cash severance payment, under the applicable termination scenarios, of 2.99x base salary and 1.5x the Fiscal 2024 target bonus. Payments are to be made in monthly installments over 18 months subject to the requirements of Section 409A of the Internal Revenue Code.
2    Reflects annual MIP bonus for Fiscal 2024 payable at 196.33% of target. Payment is subject to Section 409A of the Internal Revenue Code.
3    Reflects value of accelerated vesting of equity awards, if any, using a stock price of $95.14 which was the Company’s closing price on September 30, 2024.
4    Upon a termination without cause or in connection with a change in control or for resignation with good reason or for death or disability, all RSUs and PSUs, including the one-time, stock-based retention award granted in Fiscal 2024, would be subject to accelerated vesting at target.
5    Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
6    Reflects 12 months of car allowance continuation.
7    Represents compensation for 71.1 hours of unused vacation time in Fiscal 2024.

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
Fiscal 2024 CEO Pay Ratio
Under rules adopted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to determine and disclose the ratio of the annual total compensation of our CEO to that of our global median employee.
To determine the median employee, we made a determination from our global employee population. We established a consistently applied compensation measure of annualized base pay, converted to U.S. dollars based on applicable exchange rates as of September 30, 2024. Our population was evaluated as of September 30, 2024 and reflects paid compensation for the entire fiscal year. Where allowed under the rule, we have annualized compensation for employees newly hired during Fiscal 2024.
Based on the above determination, the total compensation (using the same methodology as we use for our NEOs as set forth in the Summary Compensation Table in this report) for the median employee is $76,567. Using the CEO’s total compensation of $10,577,798 under the same methodology, the resulting ratio is 138:1. The pay ratio reported here is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership Table
The following table sets forth information regarding beneficial ownership of our common stock as of December 29, 2024, by:
•Each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock (each, a “5% Stockholder”);
•Our NEOs for Fiscal 2024;
•Each of our directors; and
•All directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Stockholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 27,313,076 shares of common stock issued and outstanding as of the close of business on December 29, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to vested options, as well as options and RSUs held by that person that are currently expected to vest within 60 days of December 29, 2024, are all deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
5% Stockholders
Vanguard Group Inc.[1]	3,679,829	13.5%
Allspring Global Investment Holdings, LLC[2]	2,120,102	7.8%
BlackRock, Inc.[3]	1,458,179	5.3%
American Century Investment Management, Inc.[4]	1,412,942	5.2%
Our Directors and Named Executive Officers
Leslie L. Campbell	10,386	*
Joan Chow	8,359	*
Sherianne James	18,615	*
David M. Maura[5]	755,376	2.8%
Gautam Patel	14,769	*
Terry L. Polistina	47,361	*
Hugh R. Rovit	45,784	*
Jeremy W. Smeltser	23,146	*
Ehsan Zargar	108,739	*
All Directors and Executive Officers as a Group (9)	1,032,535	3.8%
_______________________________________
1    Based solely on a Schedule 13G/A, filed with the SEC on February 13, 2024. The address of Vanguard Group Inc. is 100 Vanguard Blvd, Malvern, Pennsylvania 19355.
2    Based solely on a Schedule 13G/A, filed with the SEC on October 9, 2024. The address of Allspring Global Investments Holdings, LLC is 1415 Vantage Park Drive, 3rd Floor, Charlotte, NC, 28203.
3    Based solely on a Schedule 13G, filed with the SEC on November 12, 2024. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
4    Based solely on a Schedule 13G, filed with the SEC on November 8, 2024. The address of American Century Investment Management, Inc. is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.
5    Includes shares of common stock underlying options that have vested for Mr. Maura totaling 51,309.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of Fiscal 2024 and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were satisfied in a timely manner during Fiscal 2024 with respect to the Company.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies on Transactions with Related Persons
All of the Company’s executive officers, directors and employees are required to disclose to the Company’s General Counsel all transactions which involve any actual, potential or suspected activity or personal interest that creates or appears to create a conflict between the interests of the Company and the interests of their executive officers, directors or employees. In cases involving executive officers, directors or senior-level management, the Company’s General Counsel will investigate the proposed transaction for potential conflicts of interest and then refer the matter to the Company’s Audit Committee to make a full review and determination. In cases involving other employees, the Company’s General Counsel, in conjunction with the employee’s regional supervisor and the Company’s Director of Internal Audit, will review the proposed transaction. If they determine that no conflict of interest will result from engaging in the proposed transaction, then they will refer the matter to the Company’s CEO for final approval. Also, see discussion on director independence on page 10.
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
Transactions with Related Persons
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

Exhibit 4.1
Indenture governing Spectrum Brands, Inc.’s 5.00% Senior Notes due 2029, dated as of September 24, 2019, among Spectrum Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 24, 2019 (File No. 001-4219)).

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

Exhibit 10.15+@	Form of Service Based Restricted Stock Unit Agreement effective as of December 23, 2023.
Exhibit 10.16+@	Form of Performance Based Restricted Stock Unit Agreement effective as of December 22, 2023.
Exhibit 10.17+@	Form of Executive Vice President Retention Agreement effective as of February 14, 2024.
Exhibit 19.1@	Securities Holding and Trading Policy of Spectrum Brands Holdings, Inc.
Exhibit 21.1@	Subsidiaries of Registrant
Exhibit 21.2@	List of Guarantor Subsidiaries
Exhibit 23.1@	Consent of Independent Registered Public Accounting Firm
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

Exhibit 32.1@
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 15, 2024 (File No. 001-4219)). filed

Exhibit 32.2@
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 15, 2024 (File No. 001-4219)).

Exhibit 97.1@	Compensation Clawback Policy, revised and effective as of November 14, 2023
Exhibit 101.INS**	XBRL Instance Document**
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document**
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document**
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document**
Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document**
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document**

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: January 27, 2025

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ Jeremy W. Smeltser
	Name:	Jeremy W. Smeltser
	Title:	Executive Vice President and Chief Financial Officer