Form 10-Q
period 2024-12-29
Spectrum Brands Holdings, Inc.
filed 2025-02-06
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2025, there were 26,313,921 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, inventory management, earnings power, prospects, plans and objectives of management, the geopolitical environment and impact of tariffs and information concerning expected actions of third parties are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•the effects of general economic conditions, including the impact of, uncertainty around and changes to, tariffs and trade policies, including the tariffs announced by the Trump Administration in February 2025, inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or monetary or fiscal policies in the countries where we do business;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of December 29, 2024 and September 30, 2024
(unaudited)

(in millions)	December 29, 2024	September 30, 2024
Assets
Cash and cash equivalents	$179.9	$368.9
Trade receivables, net	615.2	635.4
Other receivables	64.9	70.7
Inventories	507.4	462.1
Prepaid expenses and other current assets	39.3	41.5
Total current assets	1,406.7	1,578.6
Property, plant and equipment, net	255.8	266.6
Operating lease assets	94.5	101.9
Deferred charges and other	38.2	39.9
Goodwill	856.5	864.9
Intangible assets, net	962.9	990.4
Total assets	$3,614.6	$3,842.3
Liabilities and Shareholders' Equity
Current portion of long-term debt	$9.2	$9.4
Accounts payable	361.6	397.3
Accrued wages and salaries	31.6	78.8
Accrued interest	3.1	4.7
Income tax payable	25.3	25.0
Other current liabilities	156.4	171.9
Total current liabilities	587.2	687.1
Long-term debt, net of current portion	549.6	551.4
Long-term operating lease liabilities	79.0	87.0
Deferred income taxes	167.1	170.8
Uncertain tax benefit obligation	174.6	171.5
Other long-term liabilities	28.5	32.8
Total liabilities	1,586.0	1,700.6
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	1,982.5	1,988.1
Accumulated earnings	2,178.9	2,169.0
Accumulated other comprehensive loss, net of tax	(253.1)	(204.0)
Treasury stock	(1,880.3)	(1,812.7)
Total shareholders' equity	2,028.5	2,140.9
Non-controlling interest	0.1	0.8
Total equity	2,028.6	2,141.7
Total liabilities and equity	$3,614.6	$3,842.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three month periods ended December 29, 2024 and December 31, 2023
(unaudited)

	Three Month Periods Ended
(in millions, except per share)	December 29, 2024	December 31, 2023
Net sales	$700.2	$692.2
Cost of goods sold	442.4	447.3
Gross profit	257.8	244.9
Selling, general & administrative	213.1	219.9
Operating income	44.7	25.0
Interest expense	6.2	19.2
Interest income	(2.6)	(23.4)
Gain from early extinguishment of debt	—	(4.7)
Other non-operating expense, net	4.7	4.0
Income from continuing operations before income taxes	36.4	29.9
Income tax expense	11.8	12.4
Net income from continuing operations	24.6	17.5
(Loss) income from discontinued operations, net of tax	(0.8)	11.7
Net income	23.8	29.2
Net income from continuing operations attributable to non-controlling interest	0.3	0.1
Net income attributable to controlling interest	$23.5	$29.1
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$24.3	$17.4
(Loss) income from discontinued operations attributable to controlling interest, net of tax	(0.8)	11.7
Net income attributable to controlling interest	$23.5	$29.1
Earnings Per Share
Basic earnings per share from continuing operations	$0.87	$0.51
Basic earnings per share from discontinued operations	(0.03)	0.34
Basic earnings per share	$0.84	$0.85
Diluted earnings per share from continuing operations	$0.87	$0.51
Diluted earnings per share from discontinued operations	(0.03)	0.34
Diluted earnings per share	$0.84	$0.85
Dividend per share	$0.47	$0.42
Weighted Average Shares Outstanding
Basic	27.9	34.0
Diluted	28.1	34.1
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three month periods ended December 29, 2024 and December 31, 2023
(unaudited)

	Three Month Periods Ended
(in millions)	December 29, 2024	December 31, 2023
Net income	$23.8	$29.2
Other comprehensive (loss) income
Foreign currency translation (loss) gain
Foreign currency translation (loss) gain	(65.1)	36.7
Unrealized loss from net investment hedge	—	(21.3)
Foreign currency translation (loss) gain before tax	(65.1)	15.4
Deferred tax effect	2.3	5.6
Foreign currency translation (loss) gain, net	(62.8)	21.0
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on derivative instruments before reclassification	15.0	(10.6)
Net reclassification for loss to income from continuing operations	0.7	5.1
Unrealized gain (loss) on derivative instruments after reclassification	15.7	(5.5)
Deferred tax effect	(4.0)	1.5
Net unrealized gain (loss) on derivative instruments	11.7	(4.0)
Defined benefit pension gain (loss)
Defined benefit pension gain (loss) before reclassification	1.8	(1.1)
Net reclassification for loss to income from continuing operations	0.5	0.2
Defined benefit pension gain (loss) after reclassification	2.3	(0.9)
Deferred tax effect	(0.6)	0.2
Net defined benefit pension gain (loss)	1.7	(0.7)
Comprehensive (loss) income	(25.6)	45.5
Comprehensive (loss) income from continuing operations attributable to non-controlling interest	(0.3)	0.1
Comprehensive (loss) income attributable to controlling interest	$(25.3)	$45.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the three month period ended December 29, 2024
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2024	28.0	$0.5	$1,988.1	$2,169.0	$(204.0)	$(1,812.7)	$2,140.9	$0.8	$2,141.7
Net income from continuing operations	—	—	—	24.3	—	—	24.3	0.3	24.6
Loss from discontinued operations, net of tax	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Other comprehensive loss, net of tax	—	—	—	—	(49.1)	—	(49.1)	(0.3)	(49.4)
Treasury stock repurchases	(0.8)	—	—	—	—	(72.9)	(72.9)	—	(72.9)
Excise tax on net share repurchases	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Restricted stock issued and related tax withholdings	0.1	—	(10.3)	—	—	5.9	(4.4)	—	(4.4)
Share based compensation	—	—	4.7	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	(13.6)	—	—	(13.6)	—	(13.6)
Dividend declared by subsidiary to NCI	—	—	—	—	—	—	—	(0.7)	(0.7)
Balances as of December 29, 2024	27.3	$0.5	$1,982.5	$2,178.9	$(253.1)	$(1,880.3)	$2,028.5	$0.1	$2,028.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the three month period ended December 31, 2023
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2023	35.3	$0.5	$1,920.8	$2,096.0	$(249.4)	$(1,250.3)	$2,517.6	$0.7	$2,518.3
Net income from continuing operations	—	—	—	17.4	—	—	17.4	0.1	17.5
Income from discontinued operations, net of tax	—	—	—	11.7	—	—	11.7	—	11.7
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.1	16.3
Accelerated share repurchase	(1.3)	—	83.2	—	—	(83.2)	—	—	—
Treasury stock repurchases	(3.3)	—	—	—	—	(243.0)	(243.0)	—	(243.0)
Excise tax on net share repurchases	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Restricted stock issued and related tax withholdings	0.1	—	(14.3)	—	—	8.9	(5.4)	—	(5.4)
Share based compensation	—	—	3.9	—	—	—	3.9	—	3.9
Dividends declared	—	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Balances as of December 31, 2023	30.8	$0.5	$1,993.6	$2,110.6	$(233.2)	$(1,570.7)	$2,300.8	$0.9	$2,301.7
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the three month periods ended December 29, 2024 and December 31, 2023
(unaudited)

	Three Month Periods Ended
(in millions)	December 29, 2024	December 31, 2023
Cash flows from operating activities
Net income	$23.8	$29.2
(Loss) income from discontinued operations, net of tax	(0.8)	11.7
Net income from continuing operations	24.6	17.5
Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities from continuing operations:
Depreciation	14.0	14.4
Amortization	10.5	11.1
Share based compensation	4.7	3.9
Impairment of intangible assets	—	4.0
Gain on early extinguishment of debt	—	(4.7)
Amortization of debt issuance costs and debt discount	0.9	1.2
Non-cash purchase accounting adjustments	—	0.5
Deferred tax benefit	(1.9)	(0.8)
Net changes in operating assets and liabilities	(124.7)	(29.0)
Net cash (used) provided by operating activities from continuing operations	(71.9)	18.1
Net cash used by operating activities from discontinued operations	(0.5)	(22.4)
Net cash used by operating activities	(72.4)	(4.3)
Cash flows from investing activities
Purchases of property, plant and equipment	(5.9)	(8.4)
Purchases of short term investments	—	(700.0)
Proceeds from sale of short term investments	—	842.0
Net cash (used) provided by investing activities	(5.9)	133.6
Cash flows from financing activities
Payment of debt and debt premium	(2.6)	(174.1)
Payment of debt issuance costs	(0.1)	(3.2)
Dividends paid to shareholders	(13.2)	(14.1)
Treasury stock purchases	(72.9)	(243.0)
Excise tax paid on net share repurchases	(4.1)	—
Share based award tax withholding payments, net of proceeds upon vesting	(4.4)	(5.4)
Net cash used by financing activities	(97.3)	(439.8)
Effect of exchange rate changes on cash and cash equivalents	(12.9)	2.0
Net change in cash, cash equivalents and restricted cash in continuing operations	(188.5)	(308.5)
Cash, cash equivalents, and restricted cash, beginning of period	370.5	753.9
Cash, cash equivalents, and restricted cash, end of period	$182.0	$445.4
Supplemental disclosure of cash flow information
Cash paid for interest associated with continuing operations	$7.0	$21.8
Cash paid for taxes associated with continuing operations	8.0	3.4
Cash paid for taxes associated with discontinued operations	2.6	—
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	0.4	0.2
Non cash financing activities
Non-cash excise tax on net share repurchases	0.6	3.1
Issuance of shares through stock compensation plan	9.4	14.0
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 1– BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Fiscal Period-End
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
The Company’s fiscal year ends on September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three month periods included within this Quarterly Report for the Company are December 29, 2024 and December 31, 2023, respectively.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU will be effective for our Form 10-K for the year ending September 30, 2025 and our Form 10-Q for the first quarter of the year ending September 30, 2026. The Company is currently evaluating the impact this ASU may have on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for the year ending September 30, 2026. The Company is currently evaluating the impact this ASU may have on the Company's consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which provides updates to qualitative and quantitative disclosure requirements over the disaggregation of relevant expense captions within the income statement to provide more transparency and useful information on expenses including tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and inclusion of other specific expense, gains and losses required by existing GAAP with reconciliation of disaggregation to the face of the income statement. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively, however, retrospective application is also permitted. This ASU will be effective for our fiscal year ending September 30, 2028. The Company is currently evaluating the impact this ASU may have on the Company's consolidated financial statements.
NOTE 2 – REVENUE RECOGNITION AND RECEIVABLES
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three month periods ended December 29, 2024 and December 31, 2023, by segment and geographic region (based upon destination) and revenue type:

	Three Month Period Ended December 29, 2024				Three Month Period Ended December 31, 2023
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Geographic Region
NA	$152.0	$90.5	$131.2	$373.7	$172.6	$70.4	$135.9	$378.9
EMEA	99.0	—	157.8	256.8	95.1	—	145.2	240.3
LATAM	2.1	1.6	40.0	43.7	3.0	1.6	43.3	47.9
APAC	6.9	—	19.1	26.0	6.2	—	18.9	25.1
Total revenue	$260.0	$92.1	$348.1	$700.2	$276.9	$72.0	$343.3	$692.2
Revenue type
Product sales	$257.1	$91.9	$346.3	$695.3	$272.9	$71.7	$341.4	$686.0
Licensing	2.1	0.2	1.7	4.0	2.5	0.3	1.7	4.5
Service and other	0.8	—	0.1	0.9	1.5	—	0.2	1.7
Total revenue	$260.0	$92.1	$348.1	$700.2	$276.9	$72.0	$343.3	$692.2

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – REVENUE RECOGNITION AND RECEIVABLES (continued)
The Company has identified significant customers consisting of two large retail customers, each regularly exceeding 10% of consolidated net sales. All segments sell products to the significant customers and sales with the significant customers are considered significant to the respective segments. The following table summarizes significant concentration risk associated with net sales for the three month periods ended December 29, 2024 and December 31, 2023.

(% of Net Sales)	December 29, 2024	December 31, 2023
Significant customers, exceeding 10% of net sales	38.0%	38.2%
Subject to B&D trademark license agreement	12.5%	13.6%
The following summarizes the concentration risk of the associated receivables from the two significant customers. There were no additional concentrations of credit risk exceeding 10% of net trade receivables.

(% of Trade Receivables, Net)	December 29, 2024	September 30, 2024
Significant customers	45.6%	42.6%
The following summarizes the allowance for product returns with direct customers and estimated credit losses on trade receivables as of December 29, 2024 and September 30, 2024. Costs and reserves associated with standard product warranties with consumers are not material to the condensed consolidated financial statements.

(in millions)	Line Item	December 29, 2024	September 30, 2024
Liability for product returns	Other current liabilities	$13.0	$14.4
Allowance for doubtful accounts	Trade receivables, net	7.9	8.1
NOTE 3 – INVENTORIES
Inventories consists of the following:

(in millions)	December 29, 2024	September 30, 2024
Raw materials	$52.6	$46.8
Work-in-process	6.2	5.6
Finished goods	448.6	409.7
Inventories	$507.4	$462.1
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	December 29, 2024	September 30, 2024
Land, buildings and improvements	$87.1	$88.2
Machinery, equipment and other	336.0	337.4
Computer software	148.9	142.6
Finance leases	133.3	141.4
Construction in progress	20.3	25.1
Property, plant and equipment	725.6	734.7
Accumulated depreciation	(469.8)	(468.1)
Property, plant and equipment, net	$255.8	$266.6
Depreciation expense on property, plant and equipment for the three month periods ended December 29, 2024 and December 31, 2023 is as follows.

(in millions)	December 29, 2024	December 31, 2023
Depreciation expense	$14.0	$14.4
Deferred implementation costs for hosted cloud computing arrangements are as follows:

(in millions)	December 29, 2024	September 30, 2024
Deferred cloud computing costs, net	$7.4	$8.3
Reported as:
Prepaid expenses and other current assets	5.5	4.3
Deferred charges and other	1.9	4.0
Amortization expense of deferred implementation costs for hosted cloud computing costs arrangements for the three month periods ended December 29, 2024 and December 31, 2023 is as follows:

(in millions)	December 29, 2024	December 31, 2023
Amortization expense	$1.5	$0.7

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following:

(in millions)	GPC	H&G	Total
As of September 30, 2024	$522.3	$342.6	$864.9
Foreign currency impact	(8.4)	—	(8.4)
As of December 29, 2024	$513.9	$342.6	$856.5
The carrying value and accumulated amortization of intangible assets are as follows:

	December 29, 2024			September 30, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$634.0	$(455.4)	$178.6	$641.8	$(452.3)	$189.5
Technology assets	75.3	(42.3)	33.0	75.3	(41.0)	34.3
Tradenames	27.7	(11.2)	16.5	27.9	(10.9)	17.0
Total amortizable intangible assets	737.0	(508.9)	228.1	745.0	(504.2)	240.8
Indefinite-lived intangible assets – tradenames	734.8	—	734.8	749.6	—	749.6
Total intangible assets	$1,471.8	$(508.9)	$962.9	$1,494.6	$(504.2)	$990.4
Amortization expense on intangible assets for the three month periods ended December 29, 2024 and December 31, 2023 is as follows.

(in millions)	December 29, 2024	December 31, 2023
Amortization expense	$10.5	$11.1
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2025	$40.6
2026	39.5
2027	39.5
2028	37.0
2029	29.2
NOTE 6 – DEBT
Debt with external lenders consist of the following:

	December 29, 2024		September 30, 2024
(in millions)	Amount	Rate	Amount	Rate
3.375% Exchangeable Notes, due June 1, 2029	$350.0	3.4%	$350.0	3.4%
5.00% Notes, due October 1, 2029	4.9	5.0%	4.9	5.0%
5.50% Notes, due July 15, 2030	13.2	5.5%	13.2	5.5%
3.875% Notes, due March 15, 2031	128.0	3.9%	128.0	3.9%
Obligations under finance leases	79.0	5.4%	81.6	5.4%
Total debt	575.1		577.7
Debt issuance costs	(16.3)		(16.9)
Less current portion	(9.2)		(9.4)
Long-term debt, net of current portion	$549.6		$551.4
Credit Agreement
As of December 29, 2024, there are no borrowings outstanding under the Company’s $500.0 million revolving credit facility (the “Revolver Facility”) under the Second Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among the Company, SB/RH Holdings, LLC, Royal Bank of Canada, as the administrative agent, and the lenders party thereto, with a borrowing availability under the Revolver Facility of $490.8 million, net outstanding letters of credit of $9.2 million.
3.375% Exchangeable Notes due June 1, 2029
Effective November 13, 2024, the Company increased its quarterly dividend rate to $0.47 per share. As such, the exchange rate for the Company's 3.375% Exchangeable Notes due June 1, 2029 was adjusted to 8.2105 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $121.80 per share of the Company's common stock), subject to further adjustment as set forth in the indenture. Concurrently, the strike price with the associated Capped Calls was updated to approximately $121.80 per share, subject to certain additional adjustments, corresponding to the change in exchange price of the Exchangeable Notes, and the cap price was updated to approximately $159.27 per share, subject to certain additional adjustments.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 7 – DERIVATIVES
Derivative financial instruments are principally used in the management of foreign currency risk. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.
Cash Flow Hedges. The Company periodically enters into forward foreign exchange contracts to hedge the cash flow risk from the forecasted purchase and sale of inventory denominated in foreign currencies, and designated as a cash flow hedge. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Pesos, Pound Sterling, or U.S. Dollars. The fair value of the related hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative asset or liability, as applicable, until the purchase or sale is recognized, or otherwise determined to be ineffective or discontinued, at which point the fair value of the related hedge is reclassified to earnings.
Derivative Instruments Not Designated as Hedge. The Company periodically enters into forward contracts to economically hedge a portion of risk from intercompany balances denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for, among others, Canadian Dollars, Colombian Peso, Euros, Czech Koruna, Japanese Yen, Mexican Peso, Polish Zloty, Pound Sterling, Singapore Dollar, Swiss Franc, Turkish Lira, or U.S. Dollars. These foreign exchange contracts are fair value hedges of related intercompany balances with the gain or loss on the derivative instruments recorded in earnings offsetting the change in value of the related intercompany balance.
The following summarizes outstanding notional balances and maturities of derivative instruments as of December 29, 2024 and September 30, 2024.

	December 29, 2024		September 30, 2024
(in millions)	Notional Balance	Maturities thru	Notional Balance	Maturities thru
Foreign exchange contracts - cash flow hedges	$314.0	June 2026	$351.7	June 2026
Foreign exchange contracts - not designated as hedge	$480.5	January 2025	$466.9	October 2024
The following summarizes the fair value and location of outstanding derivative instruments in the Condensed Consolidated Statements of Financial Position.

(in millions)	Line Item	December 29, 2024	September 30, 2024
Derivative Assets
Foreign exchange contracts – cash flow hedges	Other receivables	$4.3	$1.4
Foreign exchange contracts – cash flow hedges	Deferred charges and other	0.8	0.1
Foreign exchange contracts – not designated as hedge	Other receivables	0.4	0.3
Total Derivative Assets		$5.5	$1.8
Derivative Liabilities
Foreign exchange contracts – cash flow hedges	Accounts payable	$0.7	$11.5
Foreign exchange contracts – cash flow hedges	Other long term liabilities	—	1.4
Foreign exchange contracts – not designated as hedge	Accounts payable	2.8	2.4
Total Derivative Liabilities		$3.5	$15.3
The fair value for derivative instruments excludes collateral or standby letter of credit associated with derivative instruments, of which there were none as of December 29, 2024 and September 30, 2024. The Company is not a party to derivative agreements that require collateral to be posted prior to settlement.
The following summarizes the pre-tax gain (loss) from derivative instruments and location in the Condensed Consolidated Statements of Income for the three month periods ended December 29, 2024 and December 31, 2023, respectively.

(in millions)	Line Item	December 29, 2024	December 31, 2023
Foreign exchange contracts - cash flow hedges	Net sales	$—	$0.1
Foreign exchange contracts - cash flow hedges	Cost of goods sold	(0.7)	(5.2)
Foreign exchange contracts - not designated as hedge	Other non-operating expense, net	(3.3)	13.1
There was no gain or loss realized from cash flow hedges due to the ineffectiveness or discontinuation of the cash flow hedge because it was not considered probable that the original forecasted transaction would not occur. See Note 11 - Accumulated Other Comprehensive Income for unrealized gains and losses initially recognized as other comprehensive income and the accumulated unrealized gain (loss) associated with cash flow hedges recognized in AOCI. As of December 29, 2024, the net gain estimated to be reclassified from AOCI into earnings associated with cash flow hedges over the next 12 months is $2.6 million, net of tax.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of December 29, 2024 and September 30, 2024 according to the fair value hierarchy are as follows:

	December 29, 2024					September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$5.5	$—	$5.5	$5.5	$—	$1.8	$—	$1.8	$1.8
Derivative Liabilities	—	3.5	—	3.5	3.5	—	15.3	—	15.3	15.3
Debt	—	550.7	—	550.7	558.8	—	576.3	—	576.3	560.8
The fair value measurements of the Company’s debt represent non-active market exchanged traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). The Company's derivative instruments are valued on a recurring basis using internal models, which are based on market observable inputs, including both forward and spot prices for currencies, which are generally based on quoted or observed market prices (Level 2). See Note 6 – Debt for additional detail on outstanding debt. See Note 7 – Derivatives for additional detail on derivative assets and liabilities.
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 5 - Goodwill and Intangible Assets for additional detail.
The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.
NOTE 9 – SHAREHOLDERS' EQUITY
The following summarizes the activity of common stock repurchases for the three month periods ended December 29, 2024 and December 31, 2023.

	December 29, 2024			December 31, 2023
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.8	$90.95	$72.9	3.3	$73.51	$243.0
ASR	—	—	—	1.3	65.84	83.2
Total Purchases	0.8	$90.95	$72.9	4.6	$71.39	$326.2

During the three month period ended December 29, 2024, the Company entered into a $150.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through December 16, 2025, until the cap is reached or until the plan is terminated. As of December 29, 2024, there has been $23.4 million repurchased pursuant to the 10b5-1 repurchase plan, included in open market purchases above.
NOTE 10 – SHARE BASED COMPENSATION
The following is a summary of share based compensation expense included in Selling, General & Administrative on the Company's Condensed Consolidated Statements of Income for the three month periods ended December 29, 2024 and December 31, 2023:

	Three Month Periods Ended
(in millions)	December 29, 2024	December 31, 2023
Share based compensation expense	$4.7	$3.9
The following is a summary of RSU grants issued during the three month period ended December 29, 2024, which are consistent to the vesting conditions for time-based RSU grants and performance-based RSU grants previously disclosed, without substantial discrepancy:

(in millions, except per share data)	Units	Weighted Average Grant Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.03	$90.26	$2.8
Vesting in more than 12 months	0.07	90.26	6.4
Total time-based grants	0.10	90.26	9.2
Performance-based grants	0.16	90.26	14.2
Total grants	0.26	90.26	$23.4

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the three month period ended December 29, 2024, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2024	$(164.1)	$(2.2)	$(37.7)	$(204.0)
Other comprehensive (loss) income before reclassification	(65.1)	15.0	1.8	(48.3)
Net reclassification for loss to income from continuing operations	—	0.7	0.5	1.2
Other comprehensive (loss) income before tax	(65.1)	15.7	2.3	(47.1)
Deferred tax effect	2.3	(4.0)	(0.6)	(2.3)
Other comprehensive (loss) income, net of tax	(62.8)	11.7	1.7	(49.4)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(62.5)	11.7	1.7	(49.1)
Balance at December 29, 2024	$(226.6)	$9.5	$(36.0)	$(253.1)
The following presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three month period ended December 29, 2024:

(in millions)	Derivative Instruments	Defined Benefit Pension	Total
Cost of goods sold	$(0.7)	$—	$(0.7)
Other non-operating expense, net	—	(0.5)	(0.5)
The change in the components of AOCI for the three month period ended December 31, 2023, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2023	$(216.1)	$1.4	$(34.7)	$(249.4)
Other comprehensive income (loss) before reclassification	15.4	(10.6)	(1.1)	3.7
Net reclassification for loss to income from continuing operations	—	5.1	0.2	5.3
Other comprehensive income (loss) before tax	15.4	(5.5)	(0.9)	9.0
Deferred tax effect	5.6	1.5	0.2	7.3
Other comprehensive income (loss), net of tax	21.0	(4.0)	(0.7)	16.3
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	20.9	(4.0)	(0.7)	16.2
Balance at Balance at December 31, 2023	$(195.2)	$(2.6)	$(35.4)	$(233.2)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three month period ended December 31, 2023:

(in millions)	Derivative Instruments	Defined Benefit Pension	Total
Net sales	$0.1	$—	$0.1
Cost of goods sold	(5.2)	—	(5.2)
Other non-operating expense, net	—	(0.2)	(0.2)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – INCOME TAXES
The effective tax rate for the three month periods ended December 29, 2024 and December 31, 2023, was as follows:

	Three Month Periods Ended
	December 29, 2024	December 31, 2023
Effective tax rate	32.5%	41.6%
The estimated annual effective tax rate applied to the three month periods ended December 29, 2024, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), net of applicable deductions, state income taxes, and certain nondeductible expenses.
The Organization for Economic Co-operations and Development has introduced a framework to implement a global minimum corporate income tax of 15% referred to as "Pillar Two." Certain countries have adopted legislation to implement Pillar Two, and other countries are in the process of introducing legislation to implement Pillar Two. Many aspects of Pillar Two are effective for tax years beginning after January 1, 2024 with certain remaining aspects to be effective for tax years beginning January 1, 2025 or later. Pillar Two legislation currently in effect for the Company's Fiscal 2025 has been incorporated into the projected annual effective tax rate, and is not anticipated to have a significant impact. We continue to assess the impact of Pillar Two and monitor development in legislation, regulation, and interpretive guidance.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Environmental Liability. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites, which have resulted in the identification of contamination that has been attributed to historical activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable. The following is a summary of the environment remediation liability as of December 29, 2024 and September 30, 2024:

(in millions)	December 29, 2024	September 30, 2024
Environmental remediation liability	$4.4	$4.5
Reported as:
Other current liabilities	0.9	0.8
Other long-term liabilities	3.5	3.7
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of December 29, 2024 and September 30, 2024, the Company recognized $1.8 million and $2.2 million, respectively, in product liability, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Product Safety Recalls. The Company and its HPC segment had initiated voluntary product safety recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") for specific products and has assessed the incremental costs attributable to the recall, including the anticipated returns of retail inventory from customers, write-off of affected inventory, and other costs to facilitate the recall such as notification, shipping and handling, consumer refunds, and rework and destruction of affected products, as needed, and evaluated the probability of redemption. As of December 29, 2024 and September 30, 2024, the Company recognized $5.9 million and $6.1 million, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position associated with the estimated costs for the recalls, including the incremental product returns associated with the recall. Additionally, for certain products affected by the recalls, the Company has indemnification provisions that are contractually provided by third parties for the affected products and recognized $8.1 million as of December 29, 2024 and September 30, 2024, in Other Receivables on the Condensed Consolidated Statement of Financial Position related to recovery from such indemnification provisions.
Tristar Business Acquisition Litigation. Following the purchase of the Tristar Business in February 2022, the Company and its HPC segment were detrimentally impacted by aspects of the acquired business’ operations and products, which negatively impacted subsequent operating performance and partner relationships of the acquired brands and segment. Since the acquisition, the acquired business realized, among other things, significant distribution challenges, increased levels of retail inventory, reduced sales, increased promotional spending and deductions, higher level of product returns, and overall increased amount of costs. Additionally, the segment had realized losses attributable to recalls for products associated with the acquired brands, increased risks over the realizability of receivables and inventory, and recognized an impairment on assets including the acquired goodwill and the PowerXL® tradename intangible assets and disposed of certain inventory and products associated with the acquired brands.
The Company has been actively engaged in various litigation matters associated with the Tristar Business acquisition and continues to incur costs to facilitate such litigation matters. As part of these various litigation matters, the HPC segment and the Company are seeking recovery for losses and other damage incurred in connection with the product recalls and separately for fraud committed by sellers of the Tristar Business and other persons in connection with the sale of the Tristar Business to the Company, and in each case other damages and losses incurred by the HPC segment, the Company and the acquired business. While the Company continues to pursue such actions, there can be no guarantees and assurances that recoveries associated with the litigation matters can be realized and recovered. As of December 29, 2024, the Company believes it has assessed appropriate risks and recognized applicable losses and reserves reflecting the net assets of the Company and its HPC segment.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 – SEGMENT INFORMATION
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
Net sales relating to the segments for the three month periods ended December 29, 2024 and December 31, 2023, are as follows:

(in millions)	December 29, 2024	December 31, 2023
GPC	$260.0	$276.9
H&G	92.1	72.0
HPC	348.1	343.3
Net sales	$700.2	$692.2
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization) as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA also excludes certain non-cash adjustments including share based compensation (see Note 10 - Share Based Compensation for further detail); impairment charges on property, plant and equipment, operating and finance lease assets, and goodwill and other intangible assets (See Note 4 - Property, Plant and Equipment and Note 5 - Goodwill and Intangible Assets and for further detail, as applicable); gain or loss from the early extinguishment of debt through the repurchase or early redemption of outstanding debt (See Note 6 - Debt for further detail, as applicable); and purchase accounting adjustments recognized in income subsequent to an acquisition attributable to the step in value on assets acquired, including, but not limited to, inventory or operating lease assets. Additionally, the Company will further recognize adjustments from Adjusted EBITDA for other costs, gains and losses that are considered significant, non-recurring, or otherwise not supporting the continuing operations and revenue generating activity of the segment or Company, including but not limited to, exit and disposal activities, or incremental costs associated with strategic transactions, restructuring and optimization initiatives such as the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure the Company and its operations.
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for the three month periods ended December 29, 2024 and December 31, 2023, are as follows:

(in millions)	December 29, 2024	December 31, 2023
GPC	$51.5	$52.7
H&G	9.3	(0.7)
HPC	26.7	26.7
Total segment adjusted EBITDA	87.5	78.7
Corporate	12.3	17.8
Interest expense	6.2	19.2
Interest income	(2.6)	(23.4)
Depreciation	14.0	14.4
Amortization	10.5	11.1
Share based compensation	4.7	3.9
Non-cash impairment charges	—	4.0
Non-cash purchase accounting adjustments	—	0.5
Gain from early extinguishment of debt	—	(4.7)
Exit and disposal costs	0.5	0.5
HHI separation costs[1]	0.8	1.3
HPC separation initiatives[1]	1.3	0.3
Global ERP transformation[1]	2.5	3.0
HPC product recall[2]	—	(0.7)
Litigation costs[3]	0.8	1.2
Other[4]	0.1	0.4
Income from continuing operations before income taxes	$36.4	$29.9
________________________________________
1    Incremental costs associated with strategic transactions, restructuring and optimization initiatives, including, but not limited to, the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure operations
2    Incremental net costs from product recalls in the HPC segment. See Note 13 - Commitments and Contingencies for further detail.
3    Litigation costs primarily associated with the Tristar Business acquisition. See Note 13 - Commitments and Contingencies for further detail.
4    Other is attributable to other strategic transaction, restructuring and optimization initiatives, and key executive severance and other one-time compensatory costs during the prior year.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 15 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of share-based awards, based upon the treasury stock method, and the Exchangeable Notes, as determined under the net share settlement method. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. From the time of the issuance of the Exchangeable Notes, the average market price of the Company’s common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the Exchangeable Notes. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended December 29, 2024 and December 31, 2023, are as follows:

(in millions, except per share amounts)	December 29, 2024	December 31, 2023
Numerator
Net income from continuing operations attributable to controlling interest	$24.3	$17.4
(Loss) income from discontinued operations attributable to controlling interest, net of tax	(0.8)	11.7
Net income attributable to controlling interest	$23.5	$29.1
Denominator
Weighted average shares outstanding – basic	27.9	34.0
Dilutive shares	0.2	0.1
Weighted average shares outstanding – diluted	28.1	34.1
Earnings per share
Basic earnings per share from continuing operations	$0.87	$0.51
Basic earnings per share from discontinued operations	(0.03)	0.34
Basic earnings per share	$0.84	$0.85
Diluted earnings per share from continuing operations	$0.87	$0.51
Diluted earnings per share from discontinued operations	(0.03)	0.34
Diluted earnings per share	$0.84	$0.85

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q ("the Quarterly Report") and our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the SEC on November 15, 2024 (the "2024 Annual Report"). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contributed these differences include those discussed within "Forward Looking Statements" included elsewhere in this Quarterly Report, and in Item 1A. Risk Factors and "Forward-Looking Statements" included within our 2024 Annual Report.
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
The following is a reconciliation of reported net sales to organic net sales for the three month period ended December 29, 2024 compared to net sales for the three month period ended December 31, 2023:

Three Month Periods Ended (in millions, except %)	December 29, 2024
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales December 31, 2023	Variance
GPC	$260.0	$(0.8)	$259.2	$276.9	$(17.7)	(6.4)%
H&G	92.1	—	92.1	72.0	20.1	27.9%
HPC	348.1	5.9	354.0	343.3	10.7	3.1%
Total	$700.2	$5.1	$705.3	$692.2	13.1	1.9%

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
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA also excludes certain non-cash adjustments including share based compensation (see Note 10 - Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements for further detail); impairment charges on property, plant and equipment, right of use lease assets, and goodwill and other intangible assets, (See Note 4- Property, Plant and Equipment and Note 5 - Goodwill and Intangible Assets in the Notes to the Condensed Consolidated Financial Statements for further detail, as applicable); gain or loss from the early extinguishment of debt through the repurchase or early redemption of debt (See Note 6 - Debt in the Notes to the Condensed Consolidated Financial Statements for further detail, as applicable); and purchase accounting adjustments recognized in income subsequent to an acquisition attributable to the step-up in value on assets acquired, including, but not limited to, inventory or lease assets. Additionally, the Company will further recognize adjustments from adjusted EBITDA for other costs, gains and losses that are considered significant, non-recurring, or otherwise not supporting the continuing operations and revenue generating activity of the segment or Company, including but not limited to, exit and disposal activities, or incremental costs associated with strategic transactions, restructuring and optimization initiatives such as the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure the Company and its operations. Adjusted EBITDA margin is adjusted EBITDA as a percentage of reported net sales.

The following is a reconciliation of Net Income From Continuing Operations to Adjusted EBITDA and Adjusted EBITDA margin for the three month periods ended December 29, 2024 and December 31, 2023.

(in millions, except %)	December 29, 2024	December 31, 2023
Net income from continuing operations	$24.6	$17.5
Income tax expense	11.8	12.4
Interest expense	6.2	19.2
Depreciation	14.0	14.4
Amortization	10.5	11.1
Share based compensation	4.7	3.9
Non-cash impairment charges	—	4.0
Non-cash purchase accounting adjustments	—	0.5
Gain from early extinguishment of debt	—	(4.7)
Exit and disposal costs	0.5	0.5
HHI separation costs[1]	0.8	1.3
HPC separation initiatives[1]	1.3	0.3
Global ERP transformation[1]	2.5	3.0
HPC product recall[2]	—	(0.7)
Litigation costs[3]	0.8	1.2
Other[4]	0.1	0.4
Adjusted EBITDA	$77.8	$84.3
Net sales	$700.2	$692.2
Net income from continuing operations margin	3.5%	2.5%
Adjusted EBITDA margin	11.1%	12.2%
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
2    Incremental net costs from product recalls in the HPC segment. See Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further detail.
3    Litigation costs primarily associated with the Tristar Business acquisition. See Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further detail.
4    Other is attributable to other strategic transaction, restructuring and optimization initiatives, and key executive severance and other one-time compensatory costs during the prior year.

Overview
For additional discussion and overview of the business, please refer to Item 1. Business, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.
Recent Developments
Strategic transactions, restructuring and optimization initiatives
The Company periodically evaluates and enters into strategic transactions that may result in the acquisition or divestiture of a business which impacts the comparability of the financial results of the consolidated group and or segments. Additionally, we develop and enter into restructuring and optimization initiatives to improve efficiencies and utilization to reduce costs, increase revenues and improve margins, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. These changes and updates are inherently difficult and our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors, or inflation and increased interest rates, many of which are beyond our control. Moreover, the comparability of financial information may be impacted by incremental amounts attributable to such strategic transactions, restructuring and optimization initiatives. The following is a summary of costs attributable to strategic transactions and business development costs that are considered as potentially having a significant impact on the comparability of the financial results on the consolidated financial statements and segment financial information, for the respective projects during the three month periods ended December 29, 2024 and December 31, 2023:

(in millions)	December 29, 2024	December 31, 2023
HHI separation costs[1]	$0.8	$1.3
HPC separation initiatives[2]	1.3	0.3
Global ERP transformation[3]	2.5	3.0
Other project costs[4]	0.2	0.2
Total	$4.8	$4.8
Reported as:
Selling, general & administrative	$4.8	$4.8
________________________________________
1    Costs attributable to the HHI divestiture effective June 2023 consisting of subsequent costs to facilitate separation and transition of systems and processes subject to transition services agreements (“TSAs”). Costs are expected to be incurred through the transition period of up to 24 months following the close of the transaction as the Company exits TSAs.
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
4    Other costs are attributable to distribution center transitions.
Exit and Disposal Activity
The Company periodically recognizes exit and disposal costs primarily consisting of severance and contract termination costs that may be attributable to a reorganization or restructuring of the Company, cost savings initiatives, or in consideration of a recent strategic transaction. Such actions result in the recognition of costs to the Company that are considered incremental and not reflective of the continuing operating costs of the business and may impact the comparability of the consolidated business and its segments. During the three months ended December 29, 2024 and December 31, 2023, exit and disposal costs were $0.5 million, primarily consisting of accrued termination costs and recognized within Selling, General & Administrative Expense within the Condensed Consolidated Statements of Income.
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
•Concurrent with the issuance of the Exchangeable Notes, the Company completed a tender offer on the aggregate outstanding principal balance of the 4.00% Senior Notes due 2026 (the “2026 Notes”), the 5.00% Senior Notes due 2029, the 5.50% Senior Notes due 2030, and the 3.875% Senior Notes due 2031 (the “2031 Notes”) (collectively, the “Tendered Notes”) and redeemed the remaining outstanding principal balance of the 2026 Notes, resulting in the reduction of the principal debt balance of $1,174.4 million and recognition of a loss on early extinguishment of $2.2 million during the third quarter of the prior year.
•During the year ended September 30, 2024, the Company repurchased outstanding bonds in the open market at a discount resulting in the recognition of a gain on extinguishment of $4.7 million in the prior period ended December 31, 2023.

Consolidated Results of Operations
The following is summarized consolidated results of operations for the three month periods ended December 29, 2024 and December 31, 2023.

(in millions, except %)	December 29, 2024	December 31, 2023	Variance
Net sales	$700.2	$692.2	$8.0	1.2%
Gross profit	257.8	244.9	12.9	5.3%
Selling, general & administrative	213.1	219.9	(6.8)	(3.1)%
Interest expense	6.2	19.2	(13.0)	(67.7)%
Interest income	(2.6)	(23.4)	20.8	n/m
Gain from early extinguishment of debt	—	(4.7)	4.7	n/m
Other non-operating expense, net	4.7	4.0	0.7	17.5%
Income tax expense	11.8	12.4	(0.6)	(4.8)%
Net income from continuing operations	24.6	17.5	7.1	40.6%
(Loss) income from discontinued operations, net of tax	(0.8)	11.7	(12.5)	n/m
Net income	23.8	29.2	(5.4)	(18.5)%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three month periods ended December 29, 2024 and December 31, 2023, and the principal components of changes in net sales between the respective periods.

(in millions, except %)	December 29, 2024	December 31, 2023	Variance
GPC	$260.0	$276.9	$(16.9)	(6.1)%
H&G	92.1	72.0	20.1	27.9%
HPC	348.1	343.3	4.8	1.4%
Net Sales	$700.2	$692.2	8.0	1.2%

Three month periods ended (in millions, except %)	GPC		H&G		HPC		TOTAL
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$(15.6)	(5.6)%	$17.0	23.6%	$7.9	2.3%	$9.3	1.3%
Price	(2.1)	(0.8)%	3.1	4.3%	2.8	0.8%	3.8	0.5%
Foreign Currency	0.8	0.3%	—	—%	(5.9)	(1.7)%	(5.1)	(0.7)%
Total	$(16.9)	(6.1)%	$20.1	27.9%	$4.8	1.4%	$8.0	1.2%
Organic	$(17.7)	(6.4)%	$20.1	27.9%	$10.7	3.1%	$13.1	1.9%
Refer to the Segment Financial Data section below for further discussion on net sales results.
Gross Profit. The following is a summary of the gross profit and gross profit margin for the three month periods ended December 29, 2024 and December 31, 2023, respectively, and the principal factors contributing to the change between the respective periods.

(in millions, except %)	December 29, 2024	December 31, 2023	Variance
Gross profit	$257.8	$244.9	$12.9	5.3%
Gross profit margin	36.8%	35.4%	140	bps

(in millions, except margin)	Gross Profit	Margin
Price	$3.9	40	bps
Mix	1.8	20	bps
Volume	3.0	30	bps
Cost changes	0.7	10	bps
Product recalls	(0.8)	(10)	bps
Foreign exchange rates	4.3	50	bps
Total	$12.9	140	bps
Gross profit and margin increased due to the increase in sales volume, cost improvements and favorable transaction foreign currency partially offset by ocean freight inflation and higher tariffs due to the expiration of exemptions for certain product lines.

Selling, General & Administrative. The following summarizes the selling, general & administrative costs for the three month periods ended December 29, 2024 and December 31, 2023, respectively, including amounts as a percentage of net sales for each respective period.

Three month periods ended (in millions, except %)	December 29, 2024	% of Net Sales	December 31, 2023	% of Net Sales	Variance
Sales, marketing & advertising	$79.4	11.3%	$71.9	10.4%	$7.5	10.4%
Distribution	60.1	8.6%	63.3	9.1%	(3.2)	(5.1)%
General & administrative	62.6	8.9%	74.1	10.7%	(11.5)	(15.5)%
Research & development	5.7	0.8%	5.5	0.8%	0.2	3.6%
Strategic transaction, restructuring and optimization	5.3	0.8%	5.1	0.7%	0.2	3.9%
Total selling, general & administrative	$213.1	30.4%	$219.9	31.8%	(6.8)	(3.1)%
Selling, general & administrative expenses decreased due to reduced overhead from cost savings initiatives offset by continued investment in marketing and advertising. Sales, marketing and advertising costs increased due to the Company's investment towards brand focused marketing and advertising initiatives across all segments to drive top line growth. Distribution costs decreased due to cost reduction and optimization within distribution centers. General & administrative costs decreased due to lowered overhead costs from cost improvement initiatives and a tradename impairment recognized in the prior year. Research & development costs were consistent between periods. Strategic transaction, restructuring and optimization costs, inclusive of exit & disposal costs, were consistent between periods.
Interest Expense. Interest expense decreased during the three month periods due to reduced debt borrowings and lower average borrowing rates following previously discussed refinancing activity in the prior year.
Interest Income. Interest income decreased due to lower balance in term deposits following previously discussed refinancing activity in the prior year.
Gain From Early Extinguishment of Debt. During the three month period ended December 31, 2023, the Company recognized net gain from extinguishment of debt associated with previously discussed debt repurchase activity. There was no comparable activity during the three month period ended December 29, 2024.
Other Non-Operating Expense, Net. Other non-operating expense is primarily due to changes in foreign currency compared to the prior year.
Income Taxes. Our estimated annual effective tax rate was impacted by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, state income taxes, and certain nondeductible expenses.
Income From Discontinued Operations. Income from discontinued operations primarily reflect changes to indemnifications associated with divested businesses.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such a subsidiary’s net income or loss for the period and the percentage interest not owned by the Company.
Segment Financial Data
Global Pet Care

(in millions, except %)	December 29, 2024	December 31, 2023	Variance
Net sales	$260.0	$276.9	$(16.9)	(6.1)%
Adjusted EBITDA	51.5	52.7	(1.2)	(2.3)%
Adjusted EBITDA margin	19.8%	19.0%	80	bps
Net sales decreased with an organic net sales decrease of $17.7 million, or 6.4%, excluding a favorable foreign currency impact of $0.8 million, from lower volumes, mainly in North America (“NA”) due to the pull forward of sales into the prior fiscal year in advance of the S4/Hana ERP implementation in October 2024 and overall slower retail sales during the period. Slower retail sales in NA was impacted by category softness in the Aquatics product category and consumer trade downs negatively impacting in the Companion Animal product category at retail. Overall sales decline was offset by an increase in Europe, Middle East and Africa (“EMEA”) sales with positive momentum in e-commerce for the Dog and Cat Food product category and further expansion of the Good Boy® brand with distribution outside of the United Kingdom and introduction of new products. Adjusted EBITDA decreased due to volume decrease with inflationary pressures in ocean freight and continued brand-focused investments with a margin increase from favorable mix and operational productivity.
Home & Garden

(in millions, except %)	December 29, 2024	December 31, 2023	Variance
Net sales	$92.1	$72.0	$20.1	27.9%
Adjusted EBITDA	9.3	(0.7)	10.0	n/m
Adjusted EBITDA margin	10.1%	(1.0)%	1,110	bps
n/m = not meaningful
Net sales and organic net sales increased due to higher distribution from earlier seasonal inventory build up for some retailers with improved placement and retail display strategy in anticipation of the upcoming season, primarily within our Controls and Repellent product categories, plus an increase in Household pest control products from a relatively warmer fall season extending retailer and consumer demand. Net sales were also benefited by the pull forward of sales into the current period due to a S4/Hana ERP implementation for H&G in January 2025 to ensure seasonal supply during the go-live. Adjusted EBITDA and margin increased due to higher volume, cost improvements and favorable trade variances offset by an increase in brand-focused investments and some inflation.
Home and Personal Care

(in millions, except %)	December 29, 2024	December 31, 2023	Variance
Net sales	$348.1	$343.3	$4.8	1.4%
Adjusted EBITDA	26.7	26.7	—	—%
Adjusted EBITDA margin	7.7%	7.8%	(10)	bps
Net sales increased with an organic net sales increase of $10.7 million, or 3.1%, excluding an unfavorable foreign currency impact of $5.9 million. The increase is due to increased volume in the Personal Care product category with growth in e-commerce distribution globally and new listings at traditional retail in NA. The Home Appliances product category in EMEA also benefited from expanded distribution through e-commerce and new product listings while NA sales were negatively impacted by slower distribution and competitive pressures in traditional retail. Sales in Latin America were negatively impacted by distribution challenges within the region while gaining new distribution wins with product launches in the Personal Care product category. Adjusted EBITDA has remained flat with higher sales volumes and the benefit of cost improvement initiatives and favorable foreign currency offset by continued brand-focused investments, inflation in ocean freight, and expiration of tariff exclusions on certain product lines.

Liquidity and Capital Resources
The following is a summary of cash flow from continuing operations for the three month periods ended December 29, 2024 and December 31, 2023, respectively.

(in millions)	December 29, 2024	December 31, 2023
Operating activities	$(71.9)	$18.1
Investing activities	(5.9)	133.6
Financing activities	(97.3)	(439.8)
Cash Flows from Operating Activities
Cash flows from operating activities by continuing operations decreased $90.0 million, due to increased cash flow used in working capital, primarily attributable to inventory build up in H&G and timing of operational cash receipts from HPC holiday season, and lower interest income, offset by improved operating results, lower spending on strategic transaction, restructuring and optimization initiatives and lower cash interest.
Cash Flows from Investing Activities
Cash flows from investing activities for continuing operations decreased $139.5 million due to the decreased short term investment activity from the reduction of term deposits following previously discussed refinancing activity in the prior year.
Cash Flows from Financing Activities
Cash flows from financing activities for continuing operations increased $342.5 million primarily from lower debt repayment and share repurchases activity. During the three month periods ended December 29, 2024 and December 31, 2023, the Company made cash dividend payments of $13.2 million, or $0.47 per share, and $14.1 million, or $0.42 per share, respectively, which decreased due to the lower outstanding shares following treasury share repurchases.
Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of December 29, 2024, the Company had a total cash and cash equivalents of $179.9 million and borrowing availability of $490.8 million, net of outstanding letters of credit of $9.2 million, under our credit facility with a total liquidity of $670.7 million.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. As of December 29, 2024, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 3.375% Notes, due June 1, 2029 and the 3.875% Notes, due March 15, 2031.
Short-term financing needs primarily consist of working capital requirements, capital spending, periodic principal and interest payments on our long-term debt, and initiatives to support restructuring, integration or other strategic projects. Long-term financing needs depend largely on potential growth opportunities including acquisition activity, repayment or refinancing of our long-term obligations, and share repurchase activity, amongst others. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us. We also have long-term obligations associated with defined benefit plans with expected minimum required contributions that are not considered significant to the consolidated group.
The Company substantially decreased its outstanding debt with the receipt of proceeds from the completion of the HHI divestiture in June 2023 through various redemptions and repurchase transactions. The Company may make additional repayments on its remaining outstanding debt obligations in the future, which may include repayments, redemptions, repurchases, refinancing or exchanges of its outstanding Senior Notes, any of which will be dependent on various factors, including market conditions. Any such repurchases may be effected through a variety of means, including privately negotiated transactions, market transactions, tender offers, redemptions or as otherwise required or permitted by the instruments covering the Company's outstanding indebtedness.
The Company has continued to repurchase shares of common stock as further detailed in Note 9 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements. We may, from time to time, seek to repurchase additional shares of our common stock and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.

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
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. The Company discontinued its receivable factoring activity in the prior year but may factor receivables in the future which will be dependent on various factors. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution and continue to be recognized as Accounts Payable on the Company's Condensed Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow. We do not believe the level of supplier based financing to be material.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting estimates as discussed in our 2024 Annual Report.
New Accounting Pronouncements
See Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for information about accounting pronouncements that are newly adopted and recent accounting pronouncements not yet adopted.

Guarantor Statements
Spectrum Brands, Inc. (“SBI”) has issued the 3.375% Notes, due June 1, 2029, under the 2029 Indenture and the 3.875% Exchangeable Notes, due March 15, 2031, under the 2031 Indentures (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Spectrum Brands Holdings, Inc., as parent guarantor, and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries. See Note 11 - Debt within the Notes to the Consolidated Financial Statements within the 2024 Annual Report.
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

	Three Month Period Ended	Year Ended
(in millions)	December 29, 2024	September 30, 2024
Statements of Operations Data
Third party net sales	$372.8	$1,829.4
Intercompany net sales to non-guarantor subsidiaries	13.2	22.8
Net sales	386.0	1,852.2
Gross profit	130.7	662.3
Operating (loss) income	(10.2)	22.2
Net loss from continuing operations	(21.5)	(23.6)
Net loss	(22.3)	(6.1)
Net loss attributable to controlling interest	(22.3)	(6.1)
Statements of Financial Position Data
Current Assets	$1,138.9	$1,228.0
Noncurrent Assets	3,968.8	3,989.6
Current Liabilities	854.4	901.6
Noncurrent Liabilities	920.0	930.9
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of December 29, 2024 and September 30, 2024 are as follows:

(in millions)	December 29, 2024	September 30, 2024
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$122.8	$125.4
Long-term receivable from non-guarantor subsidiaries	29.0	30.7
Current payable to non-guarantor subsidiaries	20.8	59.7
Long-term debt with non-guarantor subsidiaries	17.6	20.2

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the three month period ended December 29, 2024. For additional information, refer to Note 6 - Debt and Note 7 - Derivatives included in the Notes to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company's 2024 Annual Report.
Item 4.    Controls and Procedures
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
Changes in Internal Control Over Financial Reporting. The Company is in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system. During the three month period ended December 29, 2024 the Company implemented the new ERP system within its GPC business in North America. The new ERP system replaced a legacy system in which a significant portion of our business transactions originated, were processed, or were recorded. As a result, we modified and removed certain existing internal controls as well as implemented new controls and procedures impacted by the implementation of the new ERP system. The new ERP system is intended to provide us with enhanced transactional processing, security, and management tools and is intended to enhance internal controls over financial reporting. As the project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout the development and deployment of each phase.
Except as described above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during the three month period ended December 29, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Litigation
We are a defendant in various litigation matters generally arising in the ordinary course of business. See risk factors below and Note 13 – Commitments and Contingencies included in Notes to the Condensed Consolidated Financial Statements. Based on information currently available, we do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our 2024 Annual Report. We believe that as of December 29, 2024, there have been no material changes in our risk factors from those disclosed in Item 1A of our 2024 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three month period ended December 29, 2024.

Issuer Purchases of Equity Securities
On May 20, 2024, the Company announced a $500 million (the "Maximum Amount") common stock repurchase program authorized by its Board of Directors, which is effective from May 20, 2024 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company's Board of Directors.
During the three month period ended December 29, 2024, SBH entered into a $150.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through December 16, 2025, until the cap is reached or until the plan is terminated. As of December 29, 2024, there has been $23.4 million repurchased pursuant to the 10b5-1 repurchase plan and included as part of the approved common stock repurchase program.
The following table summarizes the common stock repurchases for the three month period ended December 29, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
October 1, 2024 to October 27, 2024	—	$—	—	$—
October 28, 2024 to November 24, 2024	—	—	—	—
November 25, 2024 to December 29, 2024	801,061	90.95	801,061	329,863,832
Item 5.    Other Information
During the three month period ended December 29, 2024, none of our officers or directors adopted, modified (as to amount, price or timing of trades) or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined under Item 408(c) of Regulation S-K).
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2025
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 22.1*	List of Guarantor Subsidiaries
Exhibit 31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."