Form 10-Q
period 2025-03-30
Spectrum Brands Holdings, Inc.
filed 2025-05-08
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, there were 25,003,906 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business strategy, future free cash flows, tariffs, tariff impact and tariff mitigation efforts, future operations and operating model, financial condition, estimated revenues, projected costs, inventory management, supply chain and supply chain relocation efforts, earnings power, project synergies, prospects, plans and strategic objectives of management, the geopolitical environment and impact of tariffs, and information concerning expected actions of third parties are forward-looking statements. Our statements also reflect our expectations regarding tariffs which are based on currently known and effective tariffs, including tariffs placed by the U.S., on other countries and tariffs announced by other countries, on the U.S. and do not reflect tariffs that have been announced and delayed, or other additional tariffs which could result in additional costs. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•the effects of general economic conditions, including the impact of, uncertainty around and changes to, tariffs and trade policies, including the tariffs announced by the Trump Administration in February and April 2025 and that may be announced in the future, tariff mitigation efforts (including supply chain relocation efforts), inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or monetary or fiscal policies in the countries where we do business;
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
•our ability to achieve our goals and aspirations related to the reduction of greenhouse gas emissions or otherwise meet the expectations of our stakeholders with respect to environmental, social and governance matters;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of March 30, 2025 and September 30, 2024
(unaudited)

(in millions)	March 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$96.0	$368.9
Trade receivables, net	584.6	635.4
Other receivables	70.9	70.7
Inventories	542.6	462.1
Prepaid expenses and other current assets	48.7	41.5
Total current assets	1,342.8	1,578.6
Property, plant and equipment, net	253.2	266.6
Operating lease assets	91.1	101.9
Deferred charges and other	44.0	39.9
Goodwill	860.7	864.9
Intangible assets, net	945.2	990.4
Total assets	$3,537.0	$3,842.3
Liabilities and Shareholders' Equity
Current portion of long-term debt	$9.5	$9.4
Accounts payable	363.7	397.3
Accrued wages and salaries	36.8	78.8
Accrued interest	5.2	4.7
Income tax payable	17.6	25.0
Other current liabilities	140.3	171.9
Total current liabilities	573.1	687.1
Long-term debt, net of current portion	632.0	551.4
Long-term operating lease liabilities	74.3	87.0
Deferred income taxes	169.2	170.8
Uncertain tax benefit obligation	179.6	171.5
Other long-term liabilities	23.5	32.8
Total liabilities	1,651.7	1,700.6
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	1,987.7	1,988.1
Accumulated earnings	2,167.3	2,169.0
Accumulated other comprehensive loss, net of tax	(229.0)	(204.0)
Treasury stock	(2,041.8)	(1,812.7)
Total shareholders' equity	1,884.7	2,140.9
Non-controlling interest	0.6	0.8
Total equity	1,885.3	2,141.7
Total liabilities and equity	$3,537.0	$3,842.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and six month periods ended March 30, 2025 and March 31, 2024
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net sales	$675.7	$718.5	$1,375.9	$1,410.7
Cost of goods sold	422.3	445.1	864.7	892.3
Gross profit	253.4	273.4	511.2	518.4
Selling, general & administrative	218.2	223.5	431.3	439.4
Impairment of intangible assets	15.7	39.0	15.7	43.0
Representation and warranty insurance proceeds	—	(65.0)	—	(65.0)
Total operating expenses	233.9	197.5	447.0	417.4
Operating income	19.5	75.9	64.2	101.0
Interest expense	7.5	16.9	13.7	36.1
Interest income	(0.4)	(17.5)	(3.0)	(40.9)
Gain from early extinguishment of debt	—	—	—	(4.7)
Other non-operating expense, net	1.0	1.1	5.7	5.2
Income from continuing operations before income taxes	11.4	75.4	47.8	105.3
Income tax expense	9.6	25.5	21.4	37.9
Net income from continuing operations	1.8	49.9	26.4	67.4
(Loss) income from discontinued operations, net of tax	(0.6)	11.0	(1.4)	22.7
Net income	1.2	60.9	25.0	90.1
Net income (loss) from continuing operations attributable to non-controlling interest	0.3	(0.2)	0.6	(0.1)
Net income attributable to controlling interest	$0.9	$61.1	$24.4	$90.2
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$1.5	$50.1	$25.8	$67.5
(Loss) income from discontinued operations attributable to controlling interest, net of tax	(0.6)	11.0	(1.4)	22.7
Net income attributable to controlling interest	$0.9	$61.1	$24.4	$90.2
Earnings Per Share
Basic earnings per share from continuing operations	$0.06	$1.66	$0.96	$2.10
Basic earnings per share from discontinued operations	(0.03)	0.37	(0.06)	0.71
Basic earnings per share	$0.03	$2.03	$0.90	$2.81
Diluted earnings per share from continuing operations	$0.06	$1.65	$0.95	$2.09
Diluted earnings per share from discontinued operations	(0.03)	0.36	(0.05)	0.71
Diluted earnings per share	$0.03	$2.01	$0.90	$2.80
Dividend per share	$0.47	$0.42	$0.94	$0.84
Weighted Average Shares Outstanding
Basic	26.1	30.2	27.0	32.1
Diluted	26.2	30.4	27.1	32.2
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and six month periods ended March 30, 2025 and March 31, 2024
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net income	$1.2	$60.9	$25.0	$90.1
Other comprehensive income (loss)
Foreign currency translation gain (loss)
Foreign currency translation gain (loss)	31.1	(12.0)	(34.0)	24.8
Unrealized gain (loss) from net investment hedge	—	11.6	—	(9.7)
Foreign currency translation gain (loss) before tax	31.1	(0.4)	(34.0)	15.1
Deferred tax effect	(0.4)	(2.9)	1.9	2.7
Foreign currency translation gain (loss), net	30.7	(3.3)	(32.1)	17.8
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on derivative instruments before reclassification	(6.8)	1.4	8.2	(9.2)
Net reclassification for (gain) loss to income from continuing operations	(1.2)	4.8	(0.5)	9.9
Unrealized (loss) gain on derivative instruments after reclassification	(8.0)	6.2	7.7	0.7
Deferred tax effect	1.9	(1.6)	(2.1)	(0.1)
Net unrealized (loss) gain on derivative instruments	(6.1)	4.6	5.6	0.6
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(0.9)	0.3	0.9	(0.9)
Net reclassification for loss to income from continuing operations	0.5	0.2	1.0	0.4
Defined benefit pension (loss) gain after reclassification	(0.4)	0.5	1.9	(0.5)
Deferred tax effect	0.1	0.1	(0.5)	0.3
Net defined benefit pension (loss) gain	(0.3)	0.6	1.4	(0.2)
Comprehensive income	25.5	62.8	(0.1)	108.3
Comprehensive income (loss) from continuing operations attributable to non-controlling interest	0.2	(0.1)	(0.1)	—
Comprehensive income attributable to controlling interest	$25.3	$62.9	$—	$108.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended March 30, 2025
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2024	28.0	$0.5	$1,988.1	$2,169.0	$(204.0)	$(1,812.7)	$2,140.9	$0.8	$2,141.7
Net income from continuing operations	—	—	—	24.3	—	—	24.3	0.3	24.6
Loss from discontinued operations, net of tax	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Other comprehensive loss, net of tax	—	—	—	—	(49.1)	—	(49.1)	(0.3)	(49.4)
Treasury stock repurchases	(0.8)	—	—	—	—	(72.9)	(72.9)	—	(72.9)
Excise tax on net share repurchases	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Restricted stock issued and related tax withholdings	0.1	—	(10.3)	—	—	5.9	(4.4)	—	(4.4)
Share based compensation	—	—	4.7	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	(13.6)	—	—	(13.6)	—	(13.6)
Dividend declared by subsidiary to NCI	—	—	—	—	—	—	—	(0.7)	(0.7)
Balances as of December 29, 2024	27.3	0.5	1,982.5	2,178.9	(253.1)	(1,880.3)	2,028.5	0.1	2,028.6
Net income from continuing operations	—	—	—	1.5	—	—	1.5	0.3	1.8
Loss from discontinued operations, net of tax	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Other comprehensive income, net of tax	—	—	—	—	24.1	—	24.1	0.2	24.3
Treasury stock repurchases	(2.0)	—	—	—	—	(159.9)	(159.9)	—	(159.9)
Excise tax on net share repurchases	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Share based compensation	—	—	5.2	—	—	—	5.2	—	5.2
Dividends declared	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Balances as of March 30, 2025	25.3	$0.5	$1,987.7	$2,167.3	$(229.0)	$(2,041.8)	$1,884.7	$0.6	$1,885.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended March 31, 2024
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2023	35.3	$0.5	$1,920.8	$2,096.0	$(249.4)	$(1,250.3)	$2,517.6	$0.7	$2,518.3
Net income from continuing operations	—	—	—	17.4	—	—	17.4	0.1	17.5
Income from discontinued operations, net of tax	—	—	—	11.7	—	—	11.7	—	11.7
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.1	16.3
Accelerated share repurchase	(1.3)	—	83.2	—	—	(83.2)	—	—	—
Treasury stock repurchases	(3.3)	—	—	—	—	(243.0)	(243.0)	—	(243.0)
Excise tax on net share repurchases	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Restricted stock issued and related tax withholdings	0.1	—	(14.3)	—	—	8.9	(5.4)	—	(5.4)
Share based compensation	—	—	3.9	—	—	—	3.9	—	3.9
Dividends declared	—	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Balances as of December 31, 2023	30.8	0.5	1,993.6	2,110.6	(233.2)	(1,570.7)	2,300.8	0.9	2,301.7
Net income (loss) from continuing operations	—	—	—	50.1	—	—	50.1	(0.2)	49.9
Income from discontinued operations, net of tax	—	—	—	11.0	—	—	11.0	—	11.0
Other comprehensive income (loss), net of tax	—	—	—	—	2.0	—	2.0	(0.1)	1.9
Treasury stock repurchases	(1.2)	—	—	—	—	(97.6)	(97.6)	—	(97.6)
Excise tax on net share repurchases	—	—	—	—	—	(1.0)	(1.0)	—	(1.0)
Share based compensation	—	—	4.5	—	—	—	4.5	—	4.5
Dividends declared	—	—	—	(12.9)	—	—	(12.9)	—	(12.9)
Balances as of Balances as of March 31, 2024	29.6	$0.5	$1,998.1	$2,158.8	$(231.2)	$(1,669.3)	$2,256.9	$0.6	$2,257.5
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the six month periods ended March 30, 2025 and March 31, 2024
(unaudited)

	Six Month Periods Ended
(in millions)	March 30, 2025	March 31, 2024
Cash flows from operating activities
Net income	$25.0	$90.1
(Loss) income from discontinued operations, net of tax	(1.4)	22.7
Net income from continuing operations	26.4	67.4
Adjustments to reconcile net income from continuing operations to net cash used by operating activities from continuing operations:
Depreciation	28.0	28.8
Amortization	21.0	22.2
Share based compensation	9.9	8.4
Impairment of intangible assets	15.7	43.0
Impairment of property, plant and equipment and operating lease assets	—	0.5
Gain on early extinguishment of debt	—	(4.7)
Amortization of debt issuance costs and debt discount	1.7	2.0
Non-cash purchase accounting adjustments	—	0.9
Non-cash accrual for representation and warranty proceeds	—	(15.0)
Deferred tax (benefit) expense	(5.8)	10.9
Net changes in operating assets and liabilities	(145.5)	(83.7)
Net cash (used) provided by operating activities from continuing operations	(48.6)	80.7
Net cash used by operating activities from discontinued operations	(0.7)	(81.5)
Net cash used by operating activities	(49.3)	(0.8)
Cash flows from investing activities
Purchases of property, plant and equipment	(15.1)	(20.9)
Purchases of short term investments	—	(700.0)
Proceeds from sale of short term investments	—	1,292.0
Purchase price settlement from sale of HHI	—	(26.9)
Other investing activity	(0.1)	(0.1)
Net cash (used) provided by investing activities	(15.2)	544.1
Cash flows from financing activities
Payment of debt and debt premium	(5.1)	(177.9)
Proceeds from issuance of debt	83.0	—
Payment of debt issuance costs	(0.1)	(3.2)
Dividends paid to shareholders	(25.3)	(26.8)
Dividends paid by subsidiary to non-controlling interest	(0.7)	—
Treasury stock purchases	(232.8)	(340.5)
Excise tax paid on net share repurchases	(9.7)	—
Share based award tax withholding payments, net of proceeds upon vesting	(4.4)	(5.4)
Other financing activity	0.1	—
Net cash used by financing activities	(195.0)	(553.8)
Effect of exchange rate changes on cash and cash equivalents	(12.8)	2.3
Net change in cash, cash equivalents and restricted cash	(272.3)	(8.2)
Cash, cash equivalents, and restricted cash, beginning of period	370.5	753.9
Cash, cash equivalents, and restricted cash, end of period	$98.2	$745.7
Supplemental disclosure of cash flow information
Cash paid for interest associated with continuing operations	$11.5	$35.9
Cash paid for taxes associated with continuing operations	31.9	17.8
Cash paid for taxes associated with discontinued operations	2.8	59.1
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	1.5	1.8
Non cash financing activities
Non-cash excise tax on net share repurchases	2.2	4.1
Issuance of shares through stock compensation plan	9.4	14.0
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
The Company’s fiscal year ends on September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and six month periods included within this Quarterly Report for the Company are March 30, 2025 and March 31, 2024, respectively.
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
NOTE 2 – EXIT AND DISPOSAL ACTIVITIES
During the six month period ended March 30, 2025, the Company entered into initiatives within its HPC and GPC segments following the consolidation of functions and operations within the segments and changes in their commercial strategies for certain international markets, in addition to the restructuring of shared operations and enabling functions as the Company exits transition service agreements from previous divestitures, resulting in the realization of headcount reductions and related termination charges. Total cumulative exit and disposal costs associated with these initiatives were $4.0 million, with approximately $6 million of additional costs forecasted in the foreseeable future.
The following summarizes restructuring charges for the three and six month periods ended March 30, 2025 and March 31, 2024:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Exit and disposal costs	$3.5	$0.7	$4.0	$1.0
Reported as:
Selling, general & administrative expense	3.5	0.7	4.0	1.0
The following is a summary of restructuring charges by segment for the three and six month periods ended March 30, 2025 and March 31, 2024.

	Three month periods ended		Six month periods ended
(in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
GPC	$0.3	$0.1	$0.3	$—
HPC	2.1	0.4	2.6	0.7
Corporate and shared operations	1.1	0.2	1.1	0.3
Total exit and disposal activities	$3.5	$0.7	$4.0	$1.0

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 - EXIT & DISPOSAL ACTIVITIES (continued)

The following is a summary of restructuring charges by cost type for the three and six month periods ended March 30, 2025 and March 31, 2024.

(in millions)	Termination Benefits	Other Costs	Total
Three month period ended March 30, 2025	$3.4	$0.1	$3.5
Three month period ended March 31, 2024	0.4	0.3	0.7
Six month period ended March 30, 2025	3.9	0.1	4.0
Six month period ended March 31, 2024	0.5	0.5	1.0
The following is a roll forward of the accrual for restructuring charges by cost type for the six month period ended March 30, 2025.

(in millions)	Termination Benefits	Other Costs	Total
September 30, 2024	$1.2	$0.1	$1.3
Provisions	3.6	0.1	3.7
Cash expenditures	(1.6)	—	(1.6)
March 30, 2025	$3.2	$0.2	$3.4
NOTE 3 – REVENUE RECOGNITION AND RECEIVABLES
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and six month periods ended March 30, 2025 and March 31, 2024, by segment and geographic region (based upon destination) and revenue type:

	Three Month Period Ended March 30, 2025				Three Month Period Ended March 31, 2024
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Geographic Region
NA	$165.4	$150.3	$97.0	$412.7	$182.7	$159.1	$105.7	$447.5
EMEA	95.0	—	99.6	194.6	97.8	—	102.3	200.1
LATAM	3.1	2.0	45.1	50.2	2.9	1.6	44.8	49.3
APAC	5.7	—	12.5	18.2	6.5	—	15.1	21.6
Total revenue	$269.2	$152.3	$254.2	$675.7	$289.9	$160.7	$267.9	$718.5
Revenue type
Product sales	$266.1	$151.7	$252.3	$670.1	$286.4	$160.0	$266.0	$712.4
Licensing	2.1	0.6	1.7	4.4	2.2	0.7	1.8	4.7
Service and other	1.0	—	0.2	1.2	1.3	—	0.1	1.4
Total revenue	$269.2	$152.3	$254.2	$675.7	$289.9	$160.7	$267.9	$718.5

	Six Month Period Ended March 30, 2025				Six Month Period Ended March 31, 2024
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Geographic Sales
NA	$317.4	$240.8	$228.2	$786.4	$355.3	$229.5	$241.5	$826.3
EMEA	194.0	—	257.4	451.4	193.0	—	247.6	440.6
LATAM	5.2	3.6	85.1	93.9	5.8	3.2	88.1	97.1
APAC	12.6	—	31.6	44.2	12.7	—	34.0	46.7
Total revenue	$529.2	$244.4	$602.3	$1,375.9	$566.8	$232.7	$611.2	$1,410.7
Revenue type
Product Sales	$523.2	$243.6	$598.6	$1,365.4	$559.5	$231.6	$607.3	$1,398.4
Licensing	4.2	0.8	3.4	8.4	4.7	1.1	3.6	9.4
Service and other	1.8	—	0.3	2.1	2.6	—	0.3	2.9
Total revenue	$529.2	$244.4	$602.3	$1,375.9	$566.8	$232.7	$611.2	$1,410.7
The Company has identified significant customers consisting of two large retail customers, each regularly exceeding 10% of consolidated net sales. All segments sell products to the significant customers and sales with those customers are considered significant to the respective segments. The following table summarizes significant concentration risk associated with net sales for the three and six month periods ended March 30, 2025 and March 31, 2024.

	Three month periods ended		Six month periods ended
(% of Net Sales)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Significant customers, exceeding 10% of net sales	34.8%	33.5%	36.4%	35.8%
Subject to Black & Decker trademark license agreement	11.0%	10.9%	11.8%	12.2%

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 – REVENUE RECOGNITION AND RECEIVABLES (continued)
The following summarizes the concentration risk of the associated receivables from the two significant customers. There were no additional concentrations of credit risk exceeding 10% of net trade receivables.

(% of Trade Receivables, Net)	March 30, 2025	September 30, 2024
Significant customers	43.1%	42.6%
The following summarizes the allowance for product returns with direct customers and estimated credit losses on trade receivables as of March 30, 2025 and September 30, 2024. Costs and reserves associated with standard product warranties with consumers are not material to the condensed consolidated financial statements.

(in millions)	Line Item	March 30, 2025	September 30, 2024
Liability for product returns	Other current liabilities	$10.1	$14.4
Allowance for doubtful accounts	Trade receivables, net	7.4	8.1
NOTE 4 – INVENTORIES
Inventories consists of the following:

(in millions)	March 30, 2025	September 30, 2024
Raw materials	$57.3	$46.8
Work-in-process	6.8	5.6
Finished goods	478.5	409.7
Inventories	$542.6	$462.1
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	March 30, 2025	September 30, 2024
Land, buildings and improvements	$88.4	$88.2
Machinery, equipment and other	340.5	337.4
Computer software	150.4	142.6
Finance leases	134.7	141.4
Construction in progress	23.4	25.1
Property, plant and equipment	737.4	734.7
Accumulated depreciation	(484.2)	(468.1)
Property, plant and equipment, net	$253.2	$266.6
Depreciation expense on property, plant and equipment for the three and six month periods ended March 30, 2025 and March 31, 2024 is as follows.

	Three month periods ended		Six month periods ended
(in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Depreciation expense	$14.0	$14.3	$28.0	$28.8
Deferred implementation costs for hosted cloud computing arrangements are as follows:

(in millions)	March 30, 2025	September 30, 2024
Deferred cloud computing costs, net	$6.8	$8.3
Reported as:
Prepaid expenses and other current assets	5.7	4.3
Deferred charges and other	1.1	4.0
Amortization expense of deferred implementation costs for hosted cloud computing costs arrangements for the three and six month periods ended March 30, 2025 and March 31, 2024 is as follows:

	Three month periods ended		Six month periods ended
(in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Amortization expense	$1.5	$0.6	$3.0	$1.3

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following:

(in millions)	GPC	H&G	Total
As of September 30, 2024	$522.3	$342.6	$864.9
Foreign currency impact	(4.2)	—	(4.2)
As of March 30, 2025	$518.1	$342.6	$860.7
The carrying value and accumulated amortization of intangible assets are as follows:

	March 30, 2025			September 30, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$637.6	$(466.8)	$170.8	$641.8	$(452.3)	$189.5
Technology assets	75.3	(43.5)	31.8	75.3	(41.0)	34.3
Tradenames	27.9	(11.8)	16.1	27.9	(10.9)	17.0
Total amortizable intangible assets	740.8	(522.1)	218.7	745.0	(504.2)	240.8
Indefinite-lived intangible assets – tradenames	726.5	—	726.5	749.6	—	749.6
Total intangible assets	$1,467.3	$(522.1)	$945.2	$1,494.6	$(504.2)	$990.4
During the three month period ended March 30, 2025, the Company and its HPC segment recognized a triggering event associated with its PowerXL® tradename attributable to declining sales expectations on products associated with the brand and a change in our direct to consumer strategy during the three month period resulting in an impairment charge of $15.7 million.
Amortization expense on intangible assets for the three and six month periods ended March 30, 2025 and March 31, 2024 is as follows.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Amortization expense	$10.5	$11.1	$21.0	$22.2
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2025 remaining	$20.3
2026	39.7
2027	39.7
2028	38.0
2029	34.8
NOTE 7 – DEBT
Debt with external lenders consist of the following:

	March 30, 2025		September 30, 2024
(in millions)	Amount	Rate	Amount	Rate
Revolver Facility, variable rate, expiring October 19, 2028	$83.0	6.2%	$—	—%
3.375% Exchangeable Notes, due June 1, 2029	350.0	3.4%	350.0	3.4%
5.00% Notes, due October 1, 2029	4.9	5.0%	4.9	5.0%
5.50% Notes, due July 15, 2030	13.2	5.5%	13.2	5.5%
3.875% Notes, due March 15, 2031	128.0	3.9%	128.0	3.9%
Obligations under finance leases	77.8	5.4%	81.6	5.4%
Total debt	656.9		577.7
Debt issuance costs	(15.4)		(16.9)
Less current portion	(9.5)		(9.4)
Long-term debt, net of current portion	$632.0		$551.4

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 7 - DEBT (continued)
Credit Agreement
As of March 30, 2025, there is $83.0 million of borrowings outstanding under the Company’s $500 million revolving credit facility (the “Revolver Facility”) under the Second Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among the Company, SB/RH Holdings, LLC, Royal Bank of Canada, as the administrative agent, and the lenders party thereto, with a borrowing availability under the Revolver Facility of $408.6 million, net outstanding letters of credit of $8.4 million.
3.375% Exchangeable Notes due June 1, 2029
Effective February 2025, the Company increased its quarterly dividend rate to $0.47 per share. As such, the exchange rate for the Company's 3.375% Exchangeable Notes due June 1, 2029 was adjusted to 8.2158 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $121.72 per share of the Company's common stock), subject to further adjustment as set forth in the indenture. Concurrently, the strike price with the associated Capped Calls was updated to approximately $121.72 per share, subject to certain additional adjustments, corresponding to the change in exchange price of the Exchangeable Notes, and the cap price was updated to approximately $159.17 per share, subject to certain additional adjustments.
NOTE 8 - DERIVATIVES
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
The following summarizes outstanding notional balances and maturities of derivative instruments as of March 30, 2025 and September 30, 2024.

	March 30, 2025		September 30, 2024
(in millions)	Notional Balance	Maturities thru	Notional Balance	Maturities thru
Foreign exchange contracts - cash flow hedges	$336.5	September 2026	$351.7	June 2026
Foreign exchange contracts - not designated as hedge	$475.0	April 2025	466.9	October 2024
The following summarizes the fair value and location of outstanding derivative instruments in the Condensed Consolidated Statements of Financial Position.

(in millions)	Line Item	March 30, 2025	September 30, 2024
Derivative Assets
Foreign exchange contracts – cash flow hedges	Other receivables	$1.7	$1.4
Foreign exchange contracts – cash flow hedges	Deferred charges and other	0.2	0.1
Foreign exchange contracts – not designated as hedge	Other receivables	1.6	0.3
Total Derivative Assets		$3.5	$1.8
Derivative Liabilities
Foreign exchange contracts – cash flow hedges	Accounts payable	$5.0	$11.5
Foreign exchange contracts – cash flow hedges	Other long term liabilities	0.5	1.4
Foreign exchange contracts – not designated as hedge	Accounts payable	0.2	2.4
Total Derivative Liabilities		$5.7	$15.3
The fair value for derivative instruments excludes collateral or standby letter of credit associated with derivative instruments, of which there were none as of March 30, 2025 and September 30, 2024. The Company is not a party to derivative agreements that require collateral to be posted prior to settlement.
The following summarizes the pre-tax gain (loss) from derivative instruments and location in the Condensed Consolidated Statements of Income for the three and six month periods ended March 30, 2025 and March 31, 2024, respectively.

		Three Month Periods Ended		Six Month Periods Ended
(in millions)	Line Item	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Foreign exchange contracts - cash flow hedges	Net sales	$—	$0.1	$—	$0.1
Foreign exchange contracts - cash flow hedges	Cost of goods sold	1.2	(4.9)	0.5	(10.0)
Foreign exchange contracts - not designated as hedge	Other non-operating expense, net	8.7	5.5	5.4	(7.6)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 8 – DERIVATIVES (continued)
There was no gain or loss realized from cash flow hedges due to the ineffectiveness or discontinuation of the cash flow hedge because it was not considered probable that the original forecasted transaction would not occur. See Note 12 - Accumulated Other Comprehensive Income for unrealized gains and losses initially recognized as other comprehensive income and the accumulated unrealized gain (loss) associated with cash flow hedges recognized in AOCI. As of March 30, 2025, the net loss estimated to be reclassified from AOCI into earnings associated with cash flow hedges over the next 12 months is $2.6 million, net of tax.
NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of March 30, 2025 and September 30, 2024 according to the fair value hierarchy are as follows:

	March 30, 2025					September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$3.5	$—	$3.5	$3.5	$—	$1.8	$—	$1.8	$1.8
Derivative Liabilities	—	5.7	—	5.7	5.7	—	15.3	—	15.3	15.3
Debt	—	621.2	—	621.2	641.5	—	576.3	—	576.3	560.8
The fair value measurements of the Company’s debt represent non-active market exchanged traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). The Company's derivative instruments are valued on a recurring basis using internal models, which are based on market observable inputs, including both forward and spot prices for currencies, which are generally based on quoted or observed market prices (Level 2). See Note 7 – Debt for additional detail on outstanding debt. See Note 8 – Derivatives for additional detail on derivative assets and liabilities.
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 6 - Goodwill and Intangible Assets for additional detail.
The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.
NOTE 10 – SHAREHOLDERS' EQUITY
The following summarizes the activity of common stock repurchases for the three and six month periods ended March 30, 2025 and March 31, 2024.

	March 30, 2025			March 31, 2024
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	2.0	$81.66	$159.9	1.2	$80.62	$97.6

	March 30, 2025			March 31, 2024
Six Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	2.8	$84.36	$232.8	4.5	$75.41	$340.5
ASR	—	—	—	1.3	65.84	83.2
Total Purchases	2.8	$84.36	$232.8	5.8	$73.32	$423.7

In December 2024, the Company entered into a $150.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through December 16, 2025, until the cap is reached or until the plan is terminated. This plan reached its cap and was terminated in February 2025 with a total of 1.8 million shares repurchased for $150.0 million, which are included in the open market purchases above. In March 2025, the Company entered into a new rule 10b5-1 repurchase plan for $50.0 million to facilitate daily market share repurchases through November 14, 2025, until the cap is reached or until the plan is terminated. As of March 30, 2025, there has been $1.7 million repurchased pursuant to the new 10b5-1 repurchase plan, which are included in the open market purchases above.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 11 – SHARE BASED COMPENSATION
The following is a summary of share based compensation expense included in Selling, General & Administrative on the Company's Condensed Consolidated Statements of Income for the three and six month periods ended March 30, 2025 and March 31, 2024:

	Three month periods ended		Six month periods ended
(in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Share based compensation expense	$5.2	$4.5	$9.9	$8.4
The following is a summary of RSU grants issued during the six month period ended March 30, 2025, which are consistent to the vesting conditions for time-based RSU grants and performance-based RSU grants previously disclosed, without substantial discrepancy:

(in millions, except per share data)	Units	Weighted Average Grant Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.04	$88.19	$3.2
Vesting in more than 12 months	0.07	89.86	6.5
Total time-based grants	0.11	89.31	9.7
Performance-based grants	0.16	89.80	14.6
Total grants	0.27	89.60	$24.3

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the six month period ended March 30, 2025, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2024	$(164.1)	$(2.2)	$(37.7)	$(204.0)
Other comprehensive (loss) income before reclassification	(65.1)	15.0	1.8	(48.3)
Net reclassification for loss to income from continuing operations	—	0.7	0.5	1.2
Other comprehensive (loss) income before tax	(65.1)	15.7	2.3	(47.1)
Deferred tax effect	2.3	(4.0)	(0.6)	(2.3)
Other comprehensive (loss) income, net of tax	(62.8)	11.7	1.7	(49.4)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(62.5)	11.7	1.7	(49.1)
Balance at December 29, 2024	(226.6)	9.5	(36.0)	(253.1)
Other comprehensive income (loss) before reclassification	31.1	(6.8)	(0.9)	23.4
Net reclassification for (gain) loss to income from continuing operations	—	(1.2)	0.5	(0.7)
Other comprehensive income (loss) before tax	31.1	(8.0)	(0.4)	22.7
Deferred tax effect	(0.4)	1.9	0.1	1.6
Other comprehensive income (loss), net of tax	30.7	(6.1)	(0.3)	24.3
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.2	—	—	0.2
Other comprehensive income (loss) attributable to controlling interest	30.5	(6.1)	(0.3)	24.1
Balance at March 30, 2025	$(196.1)	$3.4	$(36.3)	$(229.0)
The following presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three and six month period ended March 30, 2025:

(in millions)	Three Month Period Ended March 30, 2025			Six Month Period Ended March 30, 2025
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Cost of goods sold	$1.2	$—	$1.2	$0.5	$—	$0.5
Other non-operating expense, net	—	(0.5)	(0.5)	—	(1.0)	(1.0)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)
The change in the components of AOCI for the six month period ended March 31, 2024, was as follows:

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2023	$(216.1)	$1.4	$(34.7)	$(249.4)
Other comprehensive income (loss) before reclassification	15.4	(10.6)	(1.1)	3.7
Net reclassification for loss to income from continuing operations	—	5.1	0.2	5.3
Other comprehensive income (loss) before tax	15.4	(5.5)	(0.9)	9.0
Deferred tax effect	5.6	1.5	0.2	7.3
Other comprehensive income (loss), net of tax	21.0	(4.0)	(0.7)	16.3
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	20.9	(4.0)	(0.7)	16.2
Balance at Balance at December 31, 2023	(195.2)	(2.6)	(35.4)	(233.2)
Other comprehensive (loss) income before reclassification	(0.4)	1.4	0.3	1.3
Net reclassification for loss to income from continuing operations	—	4.8	0.2	5.0
Other comprehensive (loss) income before tax	(0.4)	6.2	0.5	6.3
Deferred tax effect	(2.9)	(1.6)	0.1	(4.4)
Other comprehensive (loss) income, net of tax	(3.3)	4.6	0.6	1.9
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive (loss) income attributable to controlling interest	(3.2)	4.6	0.6	2.0
Balance at March 31, 2024	$(198.4)	$2.0	$(34.8)	$(231.2)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three and six month period ended March 31, 2024:

(in millions)	Three Month Period Ended March 31, 2024			Six Month Period Ended March 31, 2024
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Net sales	$0.1	$—	$0.1	$0.1	$—	$0.1
Cost of goods sold	(4.9)	—	(4.9)	(10.0)	—	(10.0)
Other non-operating expense, net	—	(0.2)	(0.2)	—	(0.4)	(0.4)
NOTE 13 - INCOME TAXES
The effective tax rate for the three and six month periods ended March 30, 2025 and March 31, 2024, was as follows:

	Three Month Periods Ended		Six Month Periods Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Effective tax rate	83.9%	33.8%	44.8%	36.0%
The estimated annual effective tax rate applied to the three and six month periods ended March 30, 2025, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), net of applicable deductions, and certain nondeductible expenses. The Company is not projecting U.S. taxable income for Fiscal 2025, which does not allow it to take advantage of the foreign-derived intangible income deduction or foreign tax credits on its GILTI income. The Company’s federal effective tax rate on GILTI was therefore 21%. During the three and six month periods ended March 30, 2025, the Company recorded $2.6 million and $4.6 million, respectively, of interest related to its uncertain tax positions in income tax expense. The Company’s mix of U.S. and foreign income and the level of pretax income result in the accrued interest having a substantial impact on the three and six month period effective tax rates.
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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Environmental Liability. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites, which have resulted in the identification of contamination that has been attributed to historical activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable. The following is a summary of the environment remediation liability as of March 30, 2025 and September 30, 2024:

(in millions)	March 30, 2025	September 30, 2024
Environmental remediation liability	$4.3	$4.5
Reported as:
Other current liabilities	0.9	0.8
Other long-term liabilities	3.4	3.7
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of March 30, 2025 and September 30, 2024, the Company recognized $2.3 million and $2.2 million, respectively, in product liability, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Product Safety Recalls. The Company and its HPC segment had initiated voluntary product safety recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") for specific products and has assessed the incremental costs attributable to the recall, including the anticipated returns of retail inventory from customers, write-off of affected inventory, and other costs to facilitate the recall such as notification, shipping and handling, consumer refunds, and rework and destruction of affected products, as needed, and evaluated the probability of redemption. As of March 30, 2025 and September 30, 2024, the Company recognized $5.7 million and $6.1 million, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position associated with the estimated costs for the recalls, including the incremental product returns associated with the recall. Additionally, for certain products affected by the recalls, the Company has indemnification provisions that are contractually provided by third parties for the affected products and recognized $7.9 million and $8.1 million as of March 30, 2025 and September 30, 2024, in Other Receivables on the Condensed Consolidated Statement of Financial Position related to recovery from such indemnification provisions.
Tristar Business Acquisition Litigation. On February 28, 2022, the Company acquired all of the membership interests of HPC Brands, LLC, which consist of the home appliances and cookware business of Tristar Products, Inc. (the "Tristar Business") pursuant to a Membership Interest Purchase agreement dated February 3, 2022 (the "Acquisition Agreement"). Following the purchase of the Tristar Business in February 2022, the Company and its HPC segment were detrimentally impacted by aspects of the acquired business’ operations and products, which negatively impacted subsequent operating performance and partner relationships of the acquired brands and segment. Since the acquisition, the acquired business realized, among other things, significant distribution challenges, increased levels of retail inventory, reduced sales, increased promotional spending and deductions, higher level of product returns, and overall increased amount of costs. Additionally, the segment had realized losses attributable to recalls for products associated with the acquired brands, increased risks over the realizability of receivables and inventory, and recognized an impairment on assets including the acquired goodwill and the PowerXL® tradename intangible assets and disposed of certain inventory and products associated with the acquired brands. During the year ended September 30, 2023, the Company submitted a claim under its representation and warranty insurance policies, seeking coverage for certain losses resulting from breaches of representations and warranties in the Acquisition Agreement. During the three and six month period ended March 31, 2024, the Company recognized a gain of $65.0 million attributable to insurance proceeds received from its representation and warranty insurance policies.
The Company has been actively engaged in various litigation matters associated with the Tristar Business acquisition and continues to incur costs to facilitate such litigation matters. As part of these various litigation matters, the HPC segment and the Company are seeking recovery for losses and other damage incurred in connection with the product recalls and separately for alleged fraud committed by sellers of the Tristar Business and other persons in connection with the sale of the Tristar Business to the Company, and in each case other damages and losses incurred by the HPC segment, the Company and the acquired business. While the Company continues to pursue such actions, there can be no guarantees and assurances that recoveries associated with the litigation matters can be realized and recovered. As of March 30, 2025, the Company believes it has assessed appropriate risks and recognized applicable losses and reserves reflecting the net assets of the Company and its HPC segment.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 15 – SEGMENT INFORMATION
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
Net sales relating to the segments for the three and six month periods ended March 30, 2025 and March 31, 2024, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
GPC	$269.2	$289.9	$529.2	$566.8
H&G	152.3	160.7	244.4	232.7
HPC	254.2	267.9	602.3	611.2
Net sales	$675.7	$718.5	$1,375.9	$1,410.7
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization) as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA also excludes certain non-cash adjustments including share based compensation (See Note 11 - Share Based Compensation for further detail); impairment charges on property, plant and equipment, operating and finance lease assets, and goodwill and other intangible assets (See Note 5 - Property, Plant and Equipment and Note 6 - Goodwill and Intangible Assets and for further detail, as applicable); gain or loss from the early extinguishment of debt through the repurchase or early redemption of outstanding debt (See Note 7 - Debt for further detail, as applicable); and purchase accounting adjustments recognized in income subsequent to an acquisition attributable to the step-up in value on assets acquired, including, but not limited to, inventory or operating lease assets. Additionally, the Company will further recognize adjustments from Adjusted EBITDA for other costs, gains and losses that are considered significant, non-recurring, or otherwise not supporting the continuing operations and revenue generating activity of the segment or Company, including but not limited to, exit and disposal activities, or incremental costs associated with strategic transactions, restructuring and optimization initiatives such as the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure the Company and its operations.
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 15 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for the three and six month periods ended March 30, 2025 and March 31, 2024, are as follows:

	Three Month Periods Ended		Six month periods ended
(in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
GPC	$50.0	$62.3	$101.5	$115.1
H&G	26.7	29.2	36.0	28.5
HPC	7.3	17.8	34.0	44.5
Total segment adjusted EBITDA	84.0	109.3	171.5	188.1
Corporate	13.1	14.5	25.4	32.4
Interest expense	7.5	16.9	13.7	36.1
Interest income	(0.4)	(17.5)	(3.0)	(40.9)
Depreciation	14.0	14.3	28.0	28.8
Amortization	10.5	11.1	21.0	22.2
Share based compensation	5.2	4.5	9.9	8.4
Non-cash impairment charges	15.7	39.5	15.7	43.5
Non-cash purchase accounting adjustments	—	0.5	—	0.9
Gain from early extinguishment of debt	—	—	—	(4.7)
Exit and disposal costs	3.5	0.7	4.0	1.0
HHI separation costs[1]	0.3	0.8	1.1	2.1
HPC separation initiatives[1]	(0.3)	2.8	1.0	3.1
Global ERP transformation[1]	2.3	3.9	4.8	6.9
HPC product recall[2]	—	6.7	—	6.0
Representation and warranty insurance proceeds[3]	—	(65.0)	—	(65.0)
Litigation costs[4]	0.8	0.2	1.6	1.5
Other[5]	0.4	—	0.5	0.5
Income from continuing operations before income taxes	$11.4	$75.4	$47.8	$105.3
________________________________________
1    Incremental costs associated with strategic transactions, restructuring and optimization initiatives, including, but not limited to, the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure operations
2    Incremental net costs from product recalls in the HPC segment. See Note 14 - Commitments and Contingencies for further detail.
3    Gain from the receipt of insurance proceeds on representation and warranty policies during the prior year associated with the Tristar Business acquisition. See Note 14 - Commitments and Contingencies for further detail.
4    Litigation costs associated with the Tristar Business acquisition. See Note 14 - Commitments and Contingencies for further detail.
5    Other is attributable to other project costs associated with distribution center transitions and key executive severance and one-time compensatory costs.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of share-based awards, based upon the treasury stock method, and the Exchangeable Notes, as determined under the net share settlement method. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. From the time of the issuance of the Exchangeable Notes, the average market price of the Company’s common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the Exchangeable Notes. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended March 30, 2025 and March 31, 2024, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share amounts)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Numerator
Net income from continuing operations attributable to controlling interest	$1.5	$50.1	$25.8	$67.5
(Loss) income from discontinued operations attributable to controlling interest, net of tax	(0.6)	11.0	(1.4)	22.7
Net income attributable to controlling interest	$0.9	$61.1	$24.4	$90.2
Denominator
Weighted average shares outstanding – basic	26.1	30.2	27.0	32.1
Dilutive shares	0.1	0.2	0.1	0.1
Weighted average shares outstanding – diluted	26.2	30.4	27.1	32.2
Earnings per share
Basic earnings per share from continuing operations	$0.06	$1.66	$0.96	$2.10
Basic earnings per share from discontinued operations	(0.03)	0.37	(0.06)	0.71
Basic earnings per share	$0.03	$2.03	$0.90	$2.81
Diluted earnings per share from continuing operations	$0.06	$1.65	$0.95	$2.09
Diluted earnings per share from discontinued operations	(0.03)	0.36	(0.05)	0.71
Diluted earnings per share	$0.03	$2.01	$0.90	$2.80

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
The following is a reconciliation of reported net sales to organic net sales for the three and six month period ended March 30, 2025 compared to net sales for the three and six month period ended March 31, 2024:

Three Month Periods Ended (in millions, except %)	March 30, 2025
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales March 31, 2024	Variance
GPC	$269.2	$2.4	$271.6	$289.9	$(18.3)	(6.3)%
H&G	152.3	—	152.3	160.7	(8.4)	(5.2)%
HPC	254.2	7.7	261.9	267.9	(6.0)	(2.2)%
Total	$675.7	$10.1	$685.8	$718.5	(32.7)	(4.6)%

Six Month Periods Ended (in millions, except %)	March 30, 2025
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales March 31, 2024	Variance
GPC	$529.2	$1.6	$530.8	$566.8	$(36.0)	(6.4)%
H&G	244.4	—	244.4	232.7	11.7	5.0%
HPC	602.3	13.6	615.9	611.2	4.7	0.8%
Total	$1,375.9	$15.2	$1,391.1	$1,410.7	(19.6)	(1.4)%

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
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA also excludes certain non-cash adjustments including share based compensation (see Note 11 - Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements for further detail); impairment charges on property, plant and equipment, right of use lease assets, and goodwill and other intangible assets, (See Note 5- Property, Plant and Equipment and Note 6 - Goodwill and Intangible Assets in the Notes to the Condensed Consolidated Financial Statements for further detail, as applicable); gain or loss from the early extinguishment of debt through the repurchase or early redemption of debt (See Note 7 - Debt in the Notes to the Condensed Consolidated Financial Statements for further detail, as applicable); and purchase accounting adjustments recognized in income subsequent to an acquisition attributable to the step-up in value on assets acquired, including, but not limited to, inventory or lease assets. Additionally, the Company will further recognize adjustments from adjusted EBITDA for other costs, gains and losses that are considered significant, non-recurring, or otherwise not supporting the continuing operations and revenue generating activity of the segment or Company, including but not limited to, exit and disposal activities, or incremental costs associated with strategic transactions, restructuring and optimization initiatives such as the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure the Company and its operations. Adjusted EBITDA margin is adjusted EBITDA as a percentage of reported net sales.

The following is a reconciliation of Net Income From Continuing Operations to Adjusted EBITDA and Adjusted EBITDA margin for the three and six month periods ended March 30, 2025 and March 31, 2024.

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except %)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net income from continuing operations	$1.8	$49.9	$26.4	$67.4
Income tax expense	9.6	25.5	21.4	37.9
Interest expense	7.5	16.9	13.7	36.1
Depreciation	14.0	14.3	28.0	28.8
Amortization	10.5	11.1	21.0	22.2
Share based compensation	5.2	4.5	9.9	8.4
Non-cash impairment charges	15.7	39.5	15.7	43.5
Non-cash purchase accounting adjustments	—	0.5	—	0.9
Gain from early extinguishment of debt	—	—	—	(4.7)
Exit and disposal costs	3.5	0.7	4.0	1.0
HHI separation costs[1]	0.3	0.8	1.1	2.1
HPC separation initiatives[1]	(0.3)	2.8	1.0	3.1
Global ERP transformation[1]	2.3	3.9	4.8	6.9
HPC product recall[2]	—	6.7	—	6.0
Representation and warranty insurance proceeds[3]	—	(65.0)	—	(65.0)
Litigation costs[4]	0.8	0.2	1.6	1.5
Other[5]	0.4	—	0.5	0.5
Adjusted EBITDA	$71.3	$112.3	$149.1	$196.6
Net sales	$675.7	$718.5	$1,375.9	$1,410.7
Net income from continuing operations margin	0.3%	6.9%	1.9%	4.8%
Adjusted EBITDA margin	10.6%	15.6%	10.8%	13.9%
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
2    Incremental net costs from product recalls in the HPC segment. See Note 14 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further detail.
3    Gain from the receipt of insurance proceeds on representation and warranty policies during the prior year associated with the Tristar Business acquisition. See Note 14 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further detail.
4    Litigation costs associated with the Tristar Business acquisition. See Note 14 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further detail.
5    Other is attributable to other project costs associated with distribution center transitions and key executive severance and one-time compensatory costs.
Overview
For additional discussion and overview of the business, please refer to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.
Recent Developments
U.S. Tariffs and Global Macro-Economic Environment
The recent changes to U.S. trade policy with the introduction of new U.S. tariffs on imported goods, especially on Chinese imports, are expected to have a significant impact to our operations, increasing costs for sourced products, materials and components, and thus raising cost of goods sold and pressuring profit margins. To mitigate this, the Company is adjusting prices to pass on some costs to customers, and is actively managing its supply chain and engaging suppliers to support cost sharing or expand supply chain diversification, which can further impact our ability to supply customers timely during periods of such transitions. With the incremental tariffs on Chinese imports announced early April 2025, we have temporarily paused virtually all finished goods imports out of China,
The changing tariff policies impact all segments to varying degrees, most significantly with the HPC segment as most all products supporting the U.S. business are imported from southeast Asia, with the majority coming from China. The HPC business is actively pursuing sourcing alternatives and moving production out of China to diversify its supply chain and more effectively manage risk. Over 60% of net sales in the HPC segment are driven through international markets and are not directly impacted by U.S. tariffs. With the temporary pause of Chinese imports, the U.S. business in the HPC segment will be predominantly limited to its current and in-transit inventory in the near term, which will substantially diminish its ability to supply and our ability to meet customer demand until further supply chain alternatives are realized or there are reductions to the existing tariff structure.
The GPC business has certain aquatic equipment and chews & treats products that are sourced out of China, but have a higher degree of diversity within their product sourcing with major suppliers outside of China and will allow us to move production more swiftly to alternative supply for the majority of our GPC Chinese sourced products. GPC finished goods imports from China have been temporarily paused and expect the impact from tariffs on sourced products elsewhere other than China will be mitigated primarily through pricing adjustments. GPC also manufactures aquatics nutrition products at its facility in EMEA and imports such products into the U.S. which are also subject to the enacted tariffs which the Company anticipates to mitigate the impact through pricing adjustments and cost management.
The H&G segment is predominantly manufactured and sold within the U.S. but will also be impacted, to a lesser degree, with certain affected material costs and a small portfolio of products, such as baits, traps and mops, that are internationally sourced and being evaluated for alternative sourcing strategies. Due to the limited impact on the H&G segment and seasonal supply for its products, the impact from tariffs will not substantially impact near term operating results, with anticipated impacts mitigated through pricing adjustments and vendor cost management.

The Company has intensified its focus on operational efficiencies by optimizing production processes, reducing waste, and leveraging technology to enhance productivity, aiming to offset cost increases and protect margins. With the most recent implemented tariff changes, there is an expected impact on operating results and we are closely monitoring impacts to our projections and forecasts. The Company has managed cash flow and secured its balance sheet to support the ongoing business through the evolving changes in U.S. trade policy and potential impacts to the global-macro economic environment. The Company is focused on supply chain diversification, operational efficiency, and strategic investments for sustaining growth and profitability amid ongoing trade uncertainties.
Strategic transactions, restructuring and optimization initiatives
The Company periodically evaluates and enters into strategic transactions that may result in the acquisition or divestiture of a business which impacts the comparability of the financial results of the consolidated group and or segments. Additionally, we develop and enter into restructuring and optimization initiatives to improve efficiencies and utilization to reduce costs, increase revenues and improve margins, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. These changes and updates are inherently difficult and our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors, or inflation and increased interest rates, many of which are beyond our control. Moreover, the comparability of financial information may be impacted by incremental amounts attributable to such strategic transactions, restructuring and optimization initiatives. The following is a summary of costs attributable to strategic transactions and business development costs that are considered as potentially having a significant impact on the comparability of the financial results on the consolidated financial statements and segment financial information, for the respective projects during the three and six month periods ended March 30, 2025 and March 31, 2024:

	Three month periods ended		Six Month Periods Ended
(in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
HHI separation costs[1]	$0.3	$0.8	$1.1	$2.1
HPC separation initiatives[2]	(0.3)	2.8	1.0	3.1
Global ERP transformation[3]	2.3	3.9	4.8	6.9
Other project costs[4]	0.3	—	0.5	—
Total	$2.6	$7.5	$7.4	$12.1
Reported as:
Selling, general & administrative	$2.6	$7.5	$7.4	$12.1
________________________________________
1    Costs attributable to the HHI divestiture consisting of subsequent costs to facilitate separation and transition of systems and processes subject to transition services agreements (“TSAs”). Costs are expected to be incurred through the transition period of up to 24 months following the close of the transaction in June 2023 as the Company exits TSAs.
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
3    Costs attributable to a multi-year transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis, including project management and professional services for planning, design, and business process review that do not qualify as software configuration and implementation costs recognized as capital expenditures or deferred costs under applicable accounting principles. Costs are anticipated to be incurred through various deployments through calendar year 2025.
4    Other project costs are attributable to distribution center transitions.
Exit and Disposal Activity
The Company periodically recognizes exit and disposal costs primarily consisting of severance and contract termination costs that may be attributable to a reorganization or restructuring of the Company, cost savings initiatives, or in consideration of a recent strategic transaction. Such actions result in the recognition of costs to the Company that are considered incremental and not reflective of the continuing operating costs of the business and may impact the comparability of the consolidated company and its segments. See Note 2 - Exit and Disposal Activities in the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
•During the year ended September 30, 2024, the Company repurchased outstanding bonds in the open market at a discount resulting in the recognition of a gain on extinguishment of $4.7 million in the six month period ended March 31, 2024.

Consolidated Results of Operations
The following is summarized consolidated results of operations for the three and six month periods ended March 30, 2025 and March 31, 2024.

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 30, 2025	March 31, 2024			March 30, 2025	March 31, 2024
Net sales	$675.7	$718.5	$(42.8)	(6.0)%	$1,375.9	$1,410.7	$(34.8)	(2.5)%
Gross profit	253.4	273.4	(20.0)	(7.3)%	511.2	518.4	(7.2)	(1.4)%
Selling, general & administrative	218.2	223.5	(5.3)	(2.4)%	431.3	439.4	(8.1)	(1.8)%
Impairment of intangible assets	15.7	39.0	(23.3)	(59.7)%	15.7	43.0	(27.3)	(63.5)%
Representation and warranty insurance proceeds	—	(65.0)	65.0	n/m	—	(65.0)	65.0	n/m
Interest expense	7.5	16.9	(9.4)	(55.6)%	13.7	36.1	(22.4)	(62.0)%
Interest income	(0.4)	(17.5)	17.1	n/m	(3.0)	(40.9)	37.9	n/m
Gain from early extinguishment of debt	—	—	—	n/m	—	(4.7)	4.7	n/m
Other non-operating expense, net	1.0	1.1	(0.1)	(9.1)%	5.7	5.2	(0.1)	(9.1)%
Income tax expense	9.6	25.5	(15.9)	(62.4)%	21.4	37.9	(16.5)	(43.5)%
Net income from continuing operations	1.8	49.9	(48.1)	(96.4)%	26.4	67.4	(41.0)	(60.8)%
(Loss) income from discontinued operations, net of tax	(0.6)	11.0	(11.6)	n/m	(1.4)	22.7	(24.1)	n/m
Net income	1.2	60.9	(59.7)	(98.0)%	25.0	90.1	(65.1)	(72.3)%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and six month periods ended March 30, 2025 and March 31, 2024, and the principal components of changes in net sales between the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 30, 2025	March 31, 2024			March 30, 2025	March 31, 2024
GPC	$269.2	$289.9	$(20.7)	(7.1)%	$529.2	$566.8	$(37.6)	(6.6)%
H&G	152.3	160.7	(8.4)	(5.2)%	244.4	232.7	11.7	5.0%
HPC	254.2	267.9	(13.7)	(5.1)%	602.3	611.2	(8.9)	(1.5)%
Net Sales	$675.7	$718.5	(42.8)	(6.0)%	$1,375.9	$1,410.7	(34.8)	(2.5)%

Three month periods ended (in millions, except %)	GPC		H&G		HPC		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$(16.7)	(5.8)%	$(9.5)	(5.9)%	$(3.4)	(1.3)%	$(29.6)	(4.1)%
Price	(1.6)	(0.6)%	1.1	0.7%	(2.6)	(1.0)%	(3.1)	(0.4)%
Foreign Currency	(2.4)	(0.8)%	—	—%	(7.7)	(2.9)%	(10.1)	(1.4)%
Total	$(20.7)	(7.1)%	$(8.4)	(5.2)%	$(13.7)	(5.1)%	$(42.8)	(6.0)%
Organic	$(18.3)	(6.3)%	$(8.4)	(5.2)%	$(6.0)	(2.2)%	$(32.7)	(4.6)%

Six month periods ended (in millions, except %)	GPC		H&G		HPC		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$(32.3)	(5.7)%	$7.5	3.2%	$4.5	0.7%	$(20.3)	(1.4)%
Price	(3.7)	(0.7)%	4.2	1.8%	0.2	—%	0.7	—%
Foreign Currency	(1.6)	(0.3)%	—	—%	(13.6)	(2.2)%	(15.2)	(1.1)%
Total	$(37.6)	(6.6)%	$11.7	5.0%	$(8.9)	(1.5)%	$(34.8)	(2.5)%
Organic	$(36.0)	(6.4)%	$11.7	5.0%	$4.7	0.8%	$(19.6)	(1.4)%
Refer to the Segment Financial Data section below for further discussion on net sales results.

Gross Profit. The following is a summary of the gross profit and gross profit margin for the three and six month periods ended March 30, 2025 and March 31, 2024, respectively, and the principal factors contributing to the change between the respective periods.

	Three Month Periods Ended				Six Month Periods Ended
(in millions, except %)	March 30, 2025	March 31, 2024	Variance		March 30, 2025	March 31, 2024	Variance
Gross profit	$253.4	$273.4	$(20.0)	(7.3)%	$511.2	$518.4	$(7.2)	(1.4)%
Gross profit margin	37.5%	38.1%	(60)	bps	37.2%	36.7%	50	bps

	Three Month Period Ended			Six Month Periods Ended
(in millions, except margin)	Gross Profit	Margin		Gross Profit	Margin
Price	$(4.4)	(40)	bps	$(0.5)	—	bps
Mix	(9.1)	(130)	bps	(7.3)	(60)	bps
Volume	(12.4)	(20)	bps	(9.4)	(10)	bps
Cost changes	3.0	40	bps	3.7	30	bps
Product recalls	5.6	80	bps	4.8	30	bps
Foreign exchange rates	(2.7)	10	bps	1.5	60	bps
Total	$(20.0)	(60)	bps	$(7.2)	50	bps
Gross profit for the three month period decreased due to lower sales volumes with a margin decrease from unfavorable mix and higher trade promotions, with cost improvements and prior year recall costs offsetting the expiration of tariff exemptions for certain products and higher freight costs compared to the prior year. Gross profit for the six month period decreased due to lower sales volumes with a margin increase from cost improvements and prior year recall costs with favorable foreign currency translation offset by unfavorable mix.
Selling, General & Administrative. The following summarizes the selling, general & administrative costs for the three and six month periods ended March 30, 2025 and March 31, 2024, respectively, including amounts as a percentage of net sales for each respective period.

Three month periods ended (in millions, except %)	March 30, 2025	% of Net Sales	March 31, 2024	% of Net Sales	Variance
Sales, marketing & advertising	$79.2	11.7%	$76.0	10.6%	$3.2	4.2%
Distribution	61.7	9.1%	64.4	9.0%	(2.7)	(4.2)%
General & administrative	65.2	9.6%	68.8	9.6%	(3.6)	(5.2)%
Research & development	5.9	0.9%	6.2	0.9%	(0.3)	(4.8)%
Strategic transaction, restructuring and optimization	6.2	0.9%	8.1	1.1%	(1.9)	(23.5)%
Total selling, general & administrative	$218.2	32.3%	$223.5	31.1%	(5.3)	(2.4)%

Six month periods ended (in millions, except %)	March 30, 2025	% of Net Sales	March 31, 2024	% of Net Sales	Variance
Sales, marketing & advertising	$158.6	11.5%	$147.9	10.5%	$10.7	7.2%
Distribution	121.8	8.9%	127.7	9.1%	(5.9)	(4.6)%
General & administrative	127.8	9.3%	138.9	9.8%	(11.1)	(8.0)%
Research & development	11.6	0.8%	11.7	0.8%	(0.1)	(0.9)%
Strategic transaction, restructuring and optimization	11.5	0.8%	13.2	0.9%	(1.7)	(12.9)%
Total selling, general & administrative	$431.3	31.3%	$439.4	31.1%	(8.1)	(1.8)%
Selling, general & administrative expenses decreased for the three and six month periods due to reduced overhead from cost savings initiatives offset by higher costs on marketing and advertising initiatives. Sales, marketing and advertising costs increased for the three and six month periods due to the Company's investment towards brand focused marketing and advertising initiatives. Distribution costs decreased for the three and six month periods due to cost reduction and optimization in our distribution operations and supply chain. General & administrative costs decreased for the three and six month periods due to lower overhead costs from cost improvement initiatives. Research & development costs were consistent between periods for the three and six month periods. Strategic transaction, restructuring and optimization costs, inclusive of exit & disposal costs, decreased for the three and six month periods due to lower costs towards HPC separation initiatives offset by higher exit and disposal costs within the three month period. See Note 2 - Exit and Disposal Activities in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Impairment of Intangible Assets. During three and six month period ended March 30, 2025, the Company recognized an impairment charge on its PowerXL® tradename in response to a triggering event identified during the three month period ended March 30, 2025. See Note 6 - Goodwill and Intangible Assets in the Notes to the Condensed Consolidated Financial Statements for further discussion. During the three and six month period ended March 31, 2024, the Company recognized an impairment on its Rejuvenate® tradename and a non-core strategic tradename in response to a triggering event.
Representation and Warranty Insurance Proceeds. During the three and six month period ended March 31, 2024, the Company recognized a non-recurring gain of $65.0 million from its representation and warranty insurance policy associated with the Tristar Business acquisition. See Note 14 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further discussion. There is no comparable activity during the three and six month period ended March 30, 2025.
Interest Expense. Interest expense decreased during the three and six month periods due to reduced debt borrowings following previously discussed refinancing activity in the prior year.
Interest Income. Interest income decreased during the three and six due to lower balances in term deposits following the use of funds towards previously discussed refinancing activity in the prior year.

Gain From Early Extinguishment of Debt. During the six month period ended March 31, 2024, the Company recognized a net gain from extinguishment of debt associated with previously discussed refinancing activity. There was no comparable activity during the three and six month periods ended March 30, 2025.
Other Non-Operating Expense, Net. Other non-operating expense is primarily due to changes in foreign currency compared to the prior year.
Income Taxes. Our estimated annual effective tax rate was impacted by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, and certain nondeductible expenses. See Note 13 - Income Tax in the Notes to the Condensed Consolidated Financial Statements for further discussion on the effective tax rate for the three and six month periods.
Income From Discontinued Operations. Income from discontinued operations primarily reflect changes to indemnifications associated with divested businesses. Loss from discontinued operations during the three and six month periods ended March 31, 2024 were attributable to a tax related indemnification settlement and reduction in previously accrued transaction related costs associated previous divestitures. During the three and six month periods ended March 30, 2025 there were no comparable substantive updates or changes.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such a subsidiary’s net income or loss for the period and the percentage interest not owned by the Company.
Segment Financial Data
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 30, 2025	March 31, 2024			March 30, 2025	March 31, 2024
Net sales	$269.2	$289.9	$(20.7)	(7.1)%	$529.2	$566.8	$(37.6)	(6.6)%
Adjusted EBITDA	50.0	62.3	(12.3)	(19.7)%	101.5	115.1	(13.6)	(11.8)%
Adjusted EBITDA margin	18.6%	21.5%	(290)	bps	19.2%	20.3%	(110)	bps
Net sales for the three month period decreased with an organic net sales decrease of $18.3 million, or 6.3%, excluding an unfavorable foreign currency impact of $2.4 million, from lower North America (“NA”) volumes due to category softness in both companion animal and aquatics product categories as the consumer environment grew increasingly cautious looking for value or lower cost options, especially with premium products of the companion animal portfolio, and slower replenishment within the e-commerce channel due to slower reorder patterns and fulfillment center capacity constraints with an e-commerce retailer that appear normalized by the end of the period. Sales within Europe, Middle East and Africa (“EMEA”) and rest of world were relatively flat, excluding negative impacts from foreign currency with positive volume growth in the companion animal category from expanded distribution of Good Boy® in continental Europe offset by decrease in the aquatics category primarily driven by an unfavorable foreign currency impact. Net sales for the six month period decreased with an organic net sales decrease of $36.0 million, or 6.4%, excluding an unfavorable foreign currency impact of $1.6 million, from lower NA volumes due to category softness and slower replenishment within the e-commerce channel offset by an increase in EMEA volumes with the expansion of the Good Boy® brand and new product introduction with positive Dog and Cat Food product category distribution in e-commerce. Adjusted EBITDA for the three month period decreased with a margin decrease due to the decrease in sales volume, incremental programming and trade spend, unfavorable mix, inflationary cost pressure predominantly on ocean freight and higher brand-focused investments, offset by operational productivity. Adjusted EBITDA for the six month period decreased with a margin decrease due to sales volume decrease, unfavorable mix with increased ocean freight and higher brand-focused investment, offset by operational productivity and cost improvements.
Home & Garden

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 30, 2025	March 31, 2024			March 30, 2025	March 31, 2024
Net sales	$152.3	$160.7	$(8.4)	(5.2)%	$244.4	$232.7	$11.7	5.0%
Adjusted EBITDA	26.7	29.2	(2.5)	(8.6)%	36.0	28.5	7.5	26.3%
Adjusted EBITDA margin	17.5%	18.2%	(70)	bps	14.7%	12.2%	250	bps
Net sales and organic net sales for the three month period decreased due to decreased volume with earlier seasonal inventory build up with retailers in the prior quarter, primarily with Controls products, pull forward of sales into prior quarter in anticipation of the S4/Hana ERP implementation in January 2025, and decline in the Cleaning category from prior year distribution losses, partially offset by incremental volume from new distribution and placement of Repellent and Household pest control products. Net sales and organic net sales for the six month period increased with the build up of seasonal inventory for expected seasonal demand with retailers, improved placement and retail display strategy, primarily within our Controls and Repellent product categories, plus an increase in sales of Household pest control products from a relatively warmer fall season extending retailer and consumer demand at the beginning of the fiscal year. Adjusted EBITDA for the three month period decreased with a margin decrease due to lower sales volumes, increased investment in brand-building advertising, unfavorable mix and some inflationary cost pressures within the period, partially offset by cost improvements. Adjusted EBITDA for the six month period increased with a margin increase from higher volumes and favorable trade variances and cost improvements offset by an increase in brand-focused advertising and some inflation.
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 30, 2025	March 31, 2024			March 30, 2025	March 31, 2024
Net sales	$254.2	$267.9	$(13.7)	(5.1)%	$602.3	$611.2	$(8.9)	(1.5)%
Adjusted EBITDA	7.3	17.8	(10.5)	(59.0)%	34.0	44.5	(10.5)	(23.6)%
Adjusted EBITDA margin	2.9%	6.6%	(370)	bps	5.6%	7.3%	(170)	bps
Net sales for the three month period decreased with an organic net sales decrease of $6.0 million, or 2.2%, excluding an unfavorable foreign currency impact of $7.7 million primarily from NA sales volumes decreasing for both home appliance and personal care product categories due to lower category demand and retailer reorder patterns as consumer confidence levels impacted overall category sales. EMEA sales remained flat excluding negative foreign currency, with positive volumes in personal care offset by negative volumes in home appliances with European consumer confidence becoming more cautious in the current geopolitical environment and reduced home appliance category placement opportunities with certain grocery retailers. Net sales were benefited by continued growth in LATAM markets for both product categories with new product listings and market expansion. Net sales for the six month period decreased with volume decrease in NA for both product categories offset by volume growth in EMEA through e-commerce and new product listings, plus LATAM growth through new product listings and distribution wins. Adjusted EBITDA for the three month period decreased with a margin decrease from lower sales volumes, higher trade spend and programming, unfavorable mix with inflationary cost pressures in ocean freight and the expiration of tariff exclusions on certain products, offset by cost improvements and savings initiatives, lower brand-focused investments and foreign currency. Adjusted EBITDA for the six month period decreased from lower sales volumes, higher trade spend and programming, unfavorable mix with higher costs towards brand-focused investment and inflationary cost pressures in ocean freight and expiration of tariff exclusions on certain products, offset by cost improvements and savings initiatives.

Liquidity and Capital Resources
The following is a summary of cash flow from continuing operations for the six month periods ended March 30, 2025 and March 31, 2024, respectively.

(in millions)	March 30, 2025	March 31, 2024
Operating activities	$(48.6)	$80.7
Investing activities	(15.2)	544.1
Financing activities	(195.0)	(553.8)
Cash Flows from Operating Activities
Cash flows from operating activities used by continuing operations decreased $129.3 million, due to increased cash flow used in working capital, primarily attributable to inventory build up in H&G, lower interest income and the recognition of $50 million of cash receipts in the prior year from representation and warranty insurance proceeds associated with the Tristar Business, offset by lower spending on strategic transaction, restructuring and optimization initiatives and lower cash interest.
Cash Flows from Investing Activities
Cash flows from investing activities for continuing operations decreased $559.3 million due to the decreased short term investment activity from the reduction of term deposits following previously discussed funding of refinancing activity in the prior year.
Cash Flows from Financing Activities
Cash flows from financing activities used by continuing operations increased $358.8 million primarily from lower debt repayment and share repurchases activity. During the six month periods ended March 30, 2025 and March 31, 2024, the Company made cash dividend payments of $25.3 million, or $0.47 per share, and $26.8 million, or $0.42 per share, respectively, which decreased due to the lower outstanding shares following treasury share repurchase activity.
Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of March 30, 2025, the Company had a total cash and cash equivalents of $96.0 million and borrowing availability of $408.6 million, net of outstanding letters of credit of $8.4 million, under our credit facility with a total liquidity of $504.6 million.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. As of March 30, 2025, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 3.375% Notes, due June 1, 2029 and the 3.875% Notes, due March 15, 2031.
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
The Company has continued to repurchase shares of common stock as further detailed in Note 10 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements. We may, from time to time, seek to repurchase additional shares of our common stock and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.
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

	Six Month Period Ended	Year Ended
(in millions)	March 30, 2025	September 30, 2024
Statements of Operations Data
Third party net sales	$797.2	$1,829.4
Intercompany net sales to non-guarantor subsidiaries	25.0	22.8
Net sales	822.2	1,852.2
Gross profit	295.0	662.3
Operating (loss) income	(10.6)	22.2
Net loss from continuing operations	(63.2)	(23.6)
Net loss	(64.6)	(6.1)
Net loss attributable to controlling interest	(64.0)	(6.1)
Statements of Financial Position Data
Current Assets	$949.2	$1,228.0
Noncurrent Assets	3,931.9	3,989.6
Current Liabilities	712.4	901.6
Noncurrent Liabilities	997.7	930.9
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of March 30, 2025 and September 30, 2024 are as follows:

(in millions)	March 30, 2025	September 30, 2024
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$121.4	$124.3
Current note receivables from non-guarantor subsidiaries	18.9	227.1
Long-term note receivables from non-guarantor subsidiaries	21.4	30.7
Current payables to non-guarantor subsidiaries	9.2	58.6
Current debt with non-guarantor subsidiaries	361.2	435.3
Long-term debt with non-guarantor subsidiaries	17.9	20.2

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the six month period ended March 30, 2025. For additional information, refer to Note 7 - Debt and Note 8 - Derivatives included in the Notes to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company's 2024 Annual Report.
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
Changes in Internal Control Over Financial Reporting. The Company is undergoing a multi-year implementation of a new global enterprise resource planning (“ERP”) system. During the six month period ended March 30, 2025 the Company implemented the new ERP system within its GPC and H&G businesses in North America. The new ERP system replaced a legacy system in which a significant portion of our business transactions originated, were processed, or were recorded. Additionally, during the three month period ended March 30, 2025, the Company implemented a new consolidation system. As a result of these implementations, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new ERP system. The new ERP system is intended to provide us with enhanced transactional processing, security, and management tools and is intended to enhance internal controls over financial reporting. As the project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout the development and deployment of each phase.
Except as described above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during the three month period ended March 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Litigation
We are a defendant in various litigation matters generally arising in the ordinary course of business. See risk factors below and Note 14 – Commitments and Contingencies included in Notes to the Condensed Consolidated Financial Statements. Based on information currently available, we do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our 2024 Annual Report. Other than the risk factor set forth below, there have been no material changes from the risk factors discussed in our 2024 Annual Report.
We face risks associated with our international suppliers and supply chains, including those related to unfavorable and uncertain regulatory, political, economic, tax, tariff, export and import controls imposed by the United States and other governments
The United States has recently announced changes to existing U.S. trade policy, including increasing tariffs on imports, in many cases significantly, and potentially renegotiating or terminating existing trade agreements. The exact scope of any such tariffs or changes to existing trade agreements, that will ultimately be implemented is not known at this time, and the impacts on our business and costs of our products is uncertain. In response, a number of countries, including several in Europe as well as China, have imposed retaliatory tariffs on a wide range of American products. Additional tariffs could be imposed by the United States or on the United States’ response to actions taken by the United States government. A large percentage of our products that we sell in the United States are manufactured or sourced in China. The imposition of tariffs on products imported by us from China have in some cases required us to increase prices to our customers or and/or resulted in lowering our gross margin on products sold. Our attempts to mitigate potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing and/or increases in the selling prices of some of our products and services, may not be successful. Impacts from potential deterioration in geopolitical or trade relationships between the United States and other countries, particularly China and European Union member states, could have, and any similar future action may have, a material adverse effect on our business, financial condition and result of operations. Further, we cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those with China, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the United States or by other countries.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three month period ended March 30, 2025.

Issuer Purchases of Equity Securities
The following table summarizes the common stock repurchases for the three month period ended March 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan[1]	Approximate Dollar Value of Shares That May Yet Be Purchased
December 30, 2024 to January 26, 2025	799,204	$84.64	799,204	$262,233,108
January 27, 2025 to February 23, 2025	854,911	81.65	854,911	192,446,172
February 24, 2025 to March 30, 2025	304,894	73.89	304,894	169,926,557
________________________________________
1    On May 20, 2024, the Company announced a $500 million (the "Maximum Amount") common stock repurchase program authorized by its Board of Directors, which is effective from May 20, 2024 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company's Board of Directors.
Item 5.    Other Information
During the three month period ended March 30, 2025, none of our officers or directors adopted, modified (as to amount, price or timing of trades) or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined under Item 408(c) of Regulation S-K).
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2025
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