Form 10-Q
period 2025-06-29
Spectrum Brands Holdings, Inc.
filed 2025-08-07
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 24,207,034 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business strategy, future free cash flows, tariffs, tariff impact and tariff mitigation efforts, future operations and operating model, financial condition, estimated revenues, projected costs, inventory management, supply chain and supply chain relocation efforts, earnings power, project synergies, prospects, plans and strategic objectives of management, the geopolitical environment including the impact of tariffs, and information concerning expected actions of third parties are forward-looking statements. Our statements also reflect our expectations regarding tariffs, which are based on currently known and effective tariffs, including tariffs placed by the U.S. on other countries and tariffs announced by other countries on the U.S., and do not reflect tariffs that have been announced and delayed or other additional tariffs which could result in additional costs. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•the effects of general economic conditions, including the impact of, uncertainty around and changes to, tariffs and trade policies, including the tariffs and trade agreements announced by the Trump Administration in 2025 and that may be announced in the future, tariff mitigation efforts (including supply chain relocation efforts), inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or monetary or fiscal policies in the countries where we do business;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of June 29, 2025 and September 30, 2024
(unaudited)

(in millions)	June 29, 2025	September 30, 2024
Assets
Cash and cash equivalents	$122.0	$368.9
Trade receivables, net	604.4	635.4
Other receivables	57.9	70.7
Inventories	507.5	462.1
Prepaid expenses and other current assets	47.1	41.5
Total current assets	1,338.9	1,578.6
Property, plant and equipment, net	250.3	266.6
Operating lease assets	81.1	101.9
Deferred charges and other	51.1	39.9
Goodwill	868.9	864.9
Intangible assets, net	952.0	990.4
Total assets	$3,542.3	$3,842.3
Liabilities and Shareholders' Equity
Current portion of long-term debt	$10.7	$9.4
Accounts payable	337.6	397.3
Accrued wages and salaries	39.4	78.8
Accrued interest	3.9	4.7
Income tax payable	14.3	25.0
Short-term operating lease liabilities	31.9	31.3
Other current liabilities	115.3	140.6
Total current liabilities	553.1	687.1
Long-term debt, net of current portion	655.9	551.4
Long-term operating lease liabilities	61.4	87.0
Deferred income taxes	166.8	170.8
Uncertain tax benefit obligation	185.6	171.5
Other long-term liabilities	25.7	32.8
Total liabilities	1,648.5	1,700.6
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	1,992.3	1,988.1
Accumulated earnings	2,175.3	2,169.0
Accumulated other comprehensive loss, net of tax	(177.7)	(204.0)
Treasury stock	(2,096.6)	(1,812.7)
Total shareholders' equity	1,893.8	2,140.9
Non-controlling interest	—	0.8
Total equity	1,893.8	2,141.7
Total liabilities and equity	$3,542.3	$3,842.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and nine month periods ended June 29, 2025 and June 30, 2024
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$699.6	$779.4	$2,075.5	$2,190.2
Cost of goods sold	435.5	476.6	1,300.2	1,369.0
Gross profit	264.1	302.8	775.3	821.2
Selling, general & administrative	225.0	250.0	656.3	689.0
Impairment of intangible assets	—	—	15.7	43.0
Impairment of property, plant and equipment and operating leases	7.8	5.1	7.8	5.6
Representation and warranty insurance proceeds	—	—	—	(65.0)
Total operating expenses	232.8	255.1	679.8	672.6
Operating income	31.3	47.7	95.5	148.6
Interest expense	8.4	15.7	22.1	51.8
Interest income	(0.6)	(13.4)	(3.6)	(54.3)
Loss (gain) from early extinguishment of debt	—	2.2	—	(2.6)
Other non-operating expense, net	1.5	1.7	7.2	7.0
Income from continuing operations before income taxes	22.0	41.5	69.8	146.7
Income tax expense	1.5	22.4	22.9	60.3
Net income from continuing operations	20.5	19.1	46.9	86.4
(Loss) income from discontinued operations, net of tax	(0.8)	(13.1)	(2.2)	9.6
Net income	19.7	6.0	44.7	96.0
Net (loss) income from continuing operations attributable to non-controlling interest	(0.2)	(0.1)	0.4	(0.2)
Net income attributable to controlling interest	$19.9	$6.1	$44.3	$96.2
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$20.7	$19.2	$46.5	$86.6
(Loss) income from discontinued operations attributable to controlling interest, net of tax	(0.8)	(13.1)	(2.2)	9.6
Net income attributable to controlling interest	$19.9	$6.1	$44.3	$96.2
Earnings Per Share
Basic earnings per share from continuing operations	$0.83	$0.66	$1.77	$2.79
Basic earnings per share from discontinued operations	(0.03)	(0.45)	(0.09)	0.31
Basic earnings per share	$0.80	$0.21	$1.68	$3.10
Diluted earnings per share from continuing operations	$0.83	$0.66	$1.76	$2.78
Diluted earnings per share from discontinued operations	(0.03)	(0.45)	(0.08)	0.31
Diluted earnings per share	$0.80	$0.21	$1.68	$3.09
Dividend per share	$0.47	$0.42	$1.41	$1.26
Weighted Average Shares Outstanding
Basic	24.9	28.9	26.3	31.0
Diluted	25.0	29.1	26.4	31.2
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended June 29, 2025 and June 30, 2024
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$19.7	$6.0	$44.7	$96.0
Other comprehensive income (loss)
Foreign currency translation gain (loss)
Foreign currency translation gain (loss)	60.4	(7.7)	26.4	17.1
Unrealized loss from net investment hedge	—	(3.5)	—	(13.2)
Foreign currency translation gain (loss) before tax	60.4	(11.2)	26.4	3.9
Deferred tax effect	1.3	0.8	3.2	3.6
Foreign currency translation gain (loss), net	61.7	(10.4)	29.6	7.5
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on derivative instruments before reclassification	(15.4)	1.6	(7.2)	(7.7)
Net reclassification for loss to income from continuing operations	2.9	2.4	2.4	12.3
Unrealized (loss) gain on derivative instruments after reclassification	(12.5)	4.0	(4.8)	4.6
Deferred tax effect	3.4	(1.4)	1.3	(1.5)
Net unrealized (loss) gain on derivative instruments	(9.1)	2.6	(3.5)	3.1
Defined benefit pension (loss) gain
Defined benefit pension loss before reclassification	(1.8)	—	(0.9)	(0.9)
Net reclassification for loss to income from continuing operations	0.5	0.2	1.5	0.6
Defined benefit pension (loss) gain after reclassification	(1.3)	0.2	0.6	(0.3)
Deferred tax effect	0.3	(0.1)	(0.2)	0.2
Net defined benefit pension (loss) gain	(1.0)	0.1	0.4	(0.1)
Comprehensive income (loss)	71.3	(1.7)	71.2	106.5
Comprehensive income from continuing operations attributable to non-controlling interest	0.3	—	0.2	—
Comprehensive income (loss) attributable to controlling interest	$71.0	$(1.7)	$71.0	$106.5
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the nine month period ended June 29, 2025
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2024	28.0	$0.5	$1,988.1	$2,169.0	$(204.0)	$(1,812.7)	$2,140.9	$0.8	$2,141.7
Net income from continuing operations	—	—	—	24.3	—	—	24.3	0.3	24.6
Loss from discontinued operations, net of tax	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Other comprehensive loss, net of tax	—	—	—	—	(49.1)	—	(49.1)	(0.3)	(49.4)
Treasury stock repurchases	(0.8)	—	—	—	—	(72.9)	(72.9)	—	(72.9)
Excise tax on net share repurchases	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Restricted stock issued and related tax withholdings	0.1	—	(10.3)	—	—	5.9	(4.4)	—	(4.4)
Share based compensation	—	—	4.7	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	(13.6)	—	—	(13.6)	—	(13.6)
Dividend declared by subsidiary to NCI	—	—	—	—	—	—	—	(0.7)	(0.7)
Balances as of December 29, 2024	27.3	0.5	1,982.5	2,178.9	(253.1)	(1,880.3)	2,028.5	0.1	2,028.6
Net income from continuing operations	—	—	—	1.5	—	—	1.5	0.3	1.8
Loss from discontinued operations, net of tax	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Other comprehensive income, net of tax	—	—	—	—	24.1	—	24.1	0.2	24.3
Treasury stock repurchases	(2.0)	—	—	—	—	(159.9)	(159.9)	—	(159.9)
Excise tax on net share repurchases	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Share based compensation	—	—	5.2	—	—	—	5.2	—	5.2
Dividends declared	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Balances as of March 30, 2025	25.3	0.5	1,987.7	2,167.3	(229.0)	(2,041.8)	1,884.7	0.6	1,885.3
Net income (loss) from continuing operations	—	—	—	20.7	—	—	20.7	(0.2)	20.5
Loss from discontinued operations, net of tax	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Other comprehensive income, net of tax	—	—	—	—	51.3	—	51.3	0.3	51.6
Treasury stock repurchases	(0.9)	—	—	—	—	(54.4)	(54.4)	—	(54.4)
Excise tax on net share repurchases	—	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Restricted stock issued and related tax withholdings	—	—	(0.2)	—	—	0.1	(0.1)	—	(0.1)
Share based compensation	—	—	4.8	—	—	—	4.8	—	4.8
Dividends declared	—	—	—	(11.9)	—	—	(11.9)	—	(11.9)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(0.7)	(0.7)
Balances at June 29, 2025	24.4	$0.5	$1,992.3	$2,175.3	$(177.7)	$(2,096.6)	$1,893.8	$—	$1,893.8
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the nine month period ended June 30, 2024
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2023	35.3	$0.5	$1,920.8	$2,096.0	$(249.4)	$(1,250.3)	$2,517.6	$0.7	$2,518.3
Net income from continuing operations	—	—	—	17.4	—	—	17.4	0.1	17.5
Income from discontinued operations, net of tax	—	—	—	11.7	—	—	11.7	—	11.7
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.1	16.3
Accelerated share repurchase	(1.3)	—	83.2	—	—	(83.2)	—	—	—
Treasury stock repurchases	(3.3)	—	—	—	—	(243.0)	(243.0)	—	(243.0)
Excise tax on net share repurchases	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Restricted stock issued and related tax withholdings	0.1	—	(14.3)	—	—	8.9	(5.4)	—	(5.4)
Share based compensation	—	—	3.9	—	—	—	3.9	—	3.9
Dividends declared	—	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Balances as of December 31, 2023	30.8	0.5	1,993.6	2,110.6	(233.2)	(1,570.7)	2,300.8	0.9	2,301.7
Net income (loss) from continuing operations	—	—	—	50.1	—	—	50.1	(0.2)	49.9
Income from discontinued operations, net of tax	—	—	—	11.0	—	—	11.0	—	11.0
Other comprehensive income (loss), net of tax	—	—	—	—	2.0	—	2.0	(0.1)	1.9
Treasury stock repurchases	(1.2)	—	—	—	—	(97.6)	(97.6)	—	(97.6)
Excise tax on net share repurchases	—	—	—	—	—	(1.0)	(1.0)	—	(1.0)
Share based compensation	—	—	4.5	—	—	—	4.5	—	4.5
Dividends declared	—	—	—	(12.9)	—	—	(12.9)	—	(12.9)
Balances as of Balances as of March 31, 2024	29.6	0.5	1,998.1	2,158.8	(231.2)	(1,669.3)	2,256.9	0.6	2,257.5
Net income (loss) from continuing operations	—	—	—	19.2	—	—	19.2	(0.1)	19.1
Loss from discontinued operations, net of tax	—	—	—	(13.1)	—	—	(13.1)	—	(13.1)
Other comprehensive loss, net of tax	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Premium on capped call transactions, net of tax	—	—	(19.2)	—	—	—	(19.2)	—	(19.2)
Treasury stock repurchases	(1.6)	—	—	—	—	(142.2)	(142.2)	—	(142.2)
Excise tax on net share repurchases	—	—	—	—	—	(1.4)	(1.4)	—	(1.4)
Restricted stock issued and related tax withholdings	—	—	(0.3)	—	—	0.2	(0.1)	—	(0.1)
Share based compensation	—	—	4.5	—	—	—	4.5	—	4.5
Dividends declared	—	—	—	(12.3)	—	—	(12.3)	—	(12.3)
Balances at June 30, 2024	28.0	$0.5	$1,983.1	$2,152.6	$(238.9)	$(1,812.7)	$2,084.6	$0.5	$2,085.1
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended June 29, 2025 and June 30, 2024
(unaudited)

	Nine Month Periods Ended
(in millions)	June 29, 2025	June 30, 2024
Cash flows from operating activities
Net income	$44.7	$96.0
(Loss) income from discontinued operations, net of tax	(2.2)	9.6
Net income from continuing operations	46.9	86.4
Adjustments to reconcile net income from continuing operations to net cash used by operating activities from continuing operations:
Depreciation	42.6	42.9
Amortization	31.5	33.4
Share based compensation	14.7	12.9
Impairment of intangible assets	15.7	43.0
Impairment of property, plant and equipment and operating lease assets	7.8	5.6
Gain on early extinguishment of debt	—	(2.7)
Amortization of debt issuance costs and debt discount	2.6	3.0
Non-cash purchase accounting adjustments	—	1.1
Deferred tax (benefit) expense	(17.4)	3.3
Net changes in operating assets and liabilities	(111.3)	(50.5)
Net cash provided by operating activities from continuing operations	33.1	178.4
Net cash used by operating activities from discontinued operations	(0.6)	(96.5)
Net cash provided by operating activities	32.5	81.9
Cash flows from investing activities
Purchases of property, plant and equipment	(25.1)	(31.0)
Purchases of short term investments	—	(849.3)
Proceeds from sale of short term investments	—	1,792.0
Purchase price settlement from sale of HHI	—	(26.9)
Other investing activity	(0.1)	0.2
Net cash (used) provided by investing activities	(25.2)	885.0
Cash flows from financing activities
Payment of debt and debt premium	(8.2)	(1,346.7)
Proceeds from issuance of debt	103.0	350.0
Payment of debt issuance costs	(0.2)	(15.0)
Premium on capped call transactions	—	(25.2)
Dividends paid to shareholders	(36.9)	(38.8)
Dividends paid by subsidiary to non-controlling interest	(1.4)	—
Treasury stock purchases	(287.2)	(482.7)
Excise tax paid on net share repurchases	(9.7)	—
Share based award tax withholding payments, net of proceeds upon vesting	(4.5)	(5.5)
Other financing activity	0.1	—
Net cash used by financing activities	(245.0)	(1,563.9)
Effect of exchange rate changes on cash and cash equivalents	(7.3)	0.8
Net change in cash, cash equivalents and restricted cash	(245.0)	(596.2)
Cash, cash equivalents, and restricted cash, beginning of period	370.5	753.9
Cash, cash equivalents, and restricted cash, end of period	$125.5	$157.7
Supplemental disclosure of cash flow information
Cash paid for interest associated with continuing operations	$20.3	$66.7
Cash paid for taxes associated with continuing operations	45.9	22.3
Cash paid for taxes associated with discontinued operations	2.8	59.1
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	8.1	3.2
Non cash financing activities
Non-cash excise tax on net share repurchases	2.8	5.5
Issuance of shares through stock compensation plan	9.7	14.0
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
The Company’s fiscal year ends on September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and nine month periods included within this Quarterly Report for the Company are June 29, 2025 and June 30, 2024, respectively.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU will be effective for our annual report for the year ending September 30, 2025 and our interim reports for the first quarter of the year ending September 30, 2026. The Company is currently evaluating the impact this ASU may have on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our annual report for the year ending September 30, 2026. The Company is currently evaluating the impact this ASU may have on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which provides updates to qualitative and quantitative disclosure requirements over the disaggregation of relevant expense captions within the income statement to provide more transparency and useful information on expenses including tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and inclusion of other specific expense, gains and losses required by existing GAAP with reconciliation of disaggregation to the face of the income statement. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively, however, retrospective application is also permitted. This ASU will be effective for our annual report for the year ending September 30, 2028 and our interim reports for the first quarter of the year ending September 30, 2029. The Company is currently evaluating the impact this ASU may have on the Company's consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient in estimating credit losses for current accounts receivables and current contract assets arising from transactions accounted for under Topic 606 that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. This ASU will be effective for our fiscal year ending September 30, 2027. The Company is currently evaluating the impact this ASU may have on the Company's consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – EXIT AND DISPOSAL ACTIVITIES
During the nine month period ended June 29, 2025, the Company entered into initiatives within its HPC and GPC segments following the consolidation of functions and operations within the segments and changes in their commercial strategies for certain international markets, in addition to the restructuring of shared operations and enabling functions as the Company exits transition service agreements from previous divestitures, resulting in the realization of headcount reductions and related termination charges. Total cumulative exit and disposal costs associated with these initiatives were $8.2 million, with approximately $3 million of additional costs forecasted in the foreseeable future.
The following summarizes restructuring charges for the three and nine month periods ended June 29, 2025 and June 30, 2024:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Exit and disposal costs	$4.2	$0.1	$8.2	$1.0
Reported as:
Selling, general & administrative expense	4.2	0.1	8.2	1.0
The following is a summary of restructuring charges by segment for the three and nine month periods ended June 29, 2025 and June 30, 2024.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
GPC	$0.5	$—	$0.8	$—
HPC	2.7	—	5.3	0.7
Corporate and shared operations	1.0	0.1	2.1	0.3
Total exit and disposal activities	$4.2	$0.1	$8.2	$1.0
The following is a summary of restructuring charges by cost type for the three and nine month periods ended June 29, 2025 and June 30, 2024.

(in millions)	Termination Benefits	Other Costs	Total
Three month period ended June 29, 2025	$3.6	$0.6	$4.2
Three month period ended June 30, 2024	0.1	—	0.1
Nine month period ended June 29, 2025	7.5	0.7	8.2
Nine month period ended June 30, 2024	0.5	0.5	1.0
The following is a roll forward of the accrual for restructuring charges by cost type for the nine month period ended June 29, 2025.

(in millions)	Termination Benefits	Other Costs	Total
September 30, 2024	$1.2	$0.1	$1.3
Provisions	6.6	—	6.6
Cash expenditures	(3.9)	(0.1)	(4.0)
Foreign currency and other	0.1	—	0.1
June 29, 2025	$4.0	$—	$4.0

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 – REVENUE RECOGNITION AND RECEIVABLES
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and nine month periods ended June 29, 2025 and June 30, 2024, by segment and geographic region (based upon destination) and revenue type:

	Three Month Period Ended June 29, 2025				Three Month Period Ended June 30, 2024
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Geographic Region
NA	$149.1	$187.5	$92.0	$428.6	$177.1	$208.4	$116.2	$501.7
EMEA	95.6	—	101.3	196.9	93.7	—	109.8	203.5
LATAM	3.2	1.7	46.5	51.4	3.9	2.6	44.5	51.0
APAC	7.3	—	15.4	22.7	7.5	—	15.7	23.2
Total revenue	$255.2	$189.2	$255.2	$699.6	$282.2	$211.0	$286.2	$779.4
Revenue type
Product sales	$251.8	$188.4	$253.7	$693.9	$278.5	$210.1	$284.5	$773.1
Licensing	2.4	0.8	1.5	4.7	2.4	0.9	1.6	4.9
Service and other	1.0	—	—	1.0	1.3	—	0.1	1.4
Total revenue	$255.2	$189.2	$255.2	$699.6	$282.2	$211.0	$286.2	$779.4

	Nine Month Period Ended June 29, 2025				Nine Month Period Ended June 30, 2024
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Geographic Sales
NA	$466.5	$428.3	$320.2	$1,215.0	$532.3	$437.9	$357.8	$1,328.0
EMEA	289.6	—	358.7	648.3	286.7	—	357.5	644.2
LATAM	8.4	5.3	131.6	145.3	9.8	5.8	132.6	148.2
APAC	19.9	—	47.0	66.9	20.2	—	49.6	69.8
Total revenue	$784.4	$433.6	$857.5	$2,075.5	$849.0	$443.7	$897.5	$2,190.2
Revenue type
Product Sales	$775.0	$432.0	$852.3	$2,059.3	$838.0	$441.7	$891.9	$2,171.6
Licensing	6.6	1.6	4.9	13.1	7.1	2.0	5.2	14.3
Service and other	2.8	—	0.3	3.1	3.9	—	0.4	4.3
Total revenue	$784.4	$433.6	$857.5	$2,075.5	$849.0	$443.7	$897.5	$2,190.2
The Company has identified significant customers consisting of two large retail customers, each regularly exceeding 10% of consolidated net sales. All segments sell products to the significant customers and sales with those customers are considered significant to the respective segments. The following table summarizes significant concentration risk associated with net sales for the three and nine month periods ended June 29, 2025 and June 30, 2024.

	Three Month Periods Ended		Nine Month Periods Ended
(% of Net Sales)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Significant customers, exceeding 10% of net sales	36.8%	37.7%	36.5%	36.4%
Subject to Black & Decker trademark license agreement	11.6%	11.1%	11.7%	11.8%
The following summarizes the concentration risk of the associated receivables from the two significant customers. There were no additional concentrations of credit risk exceeding 10% of net trade receivables.

(% of Trade Receivables, Net)	June 29, 2025	September 30, 2024
Significant customers	47.9%	42.6%
The following summarizes the allowance for product returns with direct customers and estimated credit losses on trade receivables as of June 29, 2025 and September 30, 2024. Costs and reserves associated with standard product warranties with consumers are not material to the condensed consolidated financial statements.

(in millions)	Line Item	June 29, 2025	September 30, 2024
Liability for product returns	Other current liabilities	$10.4	$14.4
Allowance for doubtful accounts	Trade receivables, net	6.0	8.1

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 – INVENTORIES
Inventories consists of the following:

(in millions)	June 29, 2025	September 30, 2024
Raw materials	$51.6	$46.8
Work-in-process	6.6	5.6
Finished goods	449.3	409.7
Inventories	$507.5	$462.1
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	June 29, 2025	September 30, 2024
Land, buildings and improvements	$90.7	$88.2
Machinery, equipment and other	349.9	337.4
Computer software	154.7	142.6
Finance leases	133.0	141.4
Construction in progress	24.1	25.1
Property, plant and equipment	752.4	734.7
Accumulated depreciation	(502.1)	(468.1)
Property, plant and equipment, net	$250.3	$266.6
Depreciation expense on property, plant and equipment for the three and nine month periods ended June 29, 2025 and June 30, 2024 is as follows.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Depreciation expense	$14.6	$14.1	$42.6	$42.9
During the three and nine month period ending June 29, 2025, the Company recognized an impairment charge of $7.8 million on its finance lease for office space in Middleton, WI following the Company's exit from transition service agreements from previous divestitures and lack of sufficient sublease income to mitigate outgoing cash flow on unused components.
Deferred implementation costs for hosted cloud computing arrangements are as follows:

(in millions)	June 29, 2025	September 30, 2024
Deferred cloud computing costs, net	$5.3	$8.3
Reported as:
Prepaid expenses and other current assets	4.5	4.3
Deferred charges and other	0.8	4.0
Amortization expense of deferred implementation costs for hosted cloud computing costs arrangements for the three and nine month periods ended June 29, 2025 and June 30, 2024 is as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Amortization expense	$2.2	$0.6	$5.2	$1.9

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following:

(in millions)	GPC	H&G	Total
As of September 30, 2024	$522.3	$342.6	$864.9
Foreign currency impact	4.0	—	4.0
As of June 29, 2025	$526.3	$342.6	$868.9
The carrying value and accumulated amortization of intangible assets are as follows:

	June 29, 2025			September 30, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$645.7	$(481.6)	$164.1	$641.8	$(452.3)	$189.5
Technology assets	75.3	(44.8)	30.5	75.3	(41.0)	34.3
Tradenames	28.2	(12.5)	15.7	27.9	(10.9)	17.0
Total amortizable intangible assets	749.2	(538.9)	210.3	745.0	(504.2)	240.8
Indefinite-lived intangible assets – tradenames	741.7	—	741.7	749.6	—	749.6
Total intangible assets	$1,490.9	$(538.9)	$952.0	$1,494.6	$(504.2)	$990.4
During the nine month period ended June 29, 2025, the Company and its HPC segment recognized a triggering event associated with its PowerXL® tradename attributable to declining sales expectations on products associated with the brand and a change in our direct to consumer strategy resulting in an impairment charge of $15.7 million.
Amortization expense on intangible assets for the three and nine month periods ended June 29, 2025 and June 30, 2024 is as follows.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Amortization expense	$10.5	$11.1	$31.5	$33.4
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2025 remaining	$10.0
2026	40.2
2027	40.2
2028	38.4
2029	35.2

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 7 – DEBT
Debt with external lenders consist of the following:

	June 29, 2025		September 30, 2024
(in millions)	Amount	Rate	Amount	Rate
Revolver Facility, variable rate, expiring October 19, 2028	$103.0	5.9%	$—	—%
3.375% Exchangeable Notes, due June 1, 2029	350.0	3.4%	350.0	3.4%
5.00% Notes, due October 1, 2029	4.9	5.0%	4.9	5.0%
5.50% Notes, due July 15, 2030	13.2	5.5%	13.2	5.5%
3.875% Notes, due March 15, 2031	128.0	3.9%	128.0	3.9%
Obligations under finance leases	82.0	5.5%	81.6	5.4%
Total debt	681.1		577.7
Debt issuance costs	(14.5)		(16.9)
Less current portion	(10.7)		(9.4)
Long-term debt, net of current portion	$655.9		$551.4
Credit Agreement
As of June 29, 2025, there is $103.0 million of borrowings outstanding under the Company’s $500 million revolving credit facility (the “Revolver Facility”) under the Second Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among the Company, SB/RH Holdings, LLC, Royal Bank of Canada, as the administrative agent, and the lenders party thereto, with a borrowing availability under the Revolver Facility of $388.5 million, net outstanding letters of credit of $8.5 million.
3.375% Exchangeable Notes due June 1, 2029 ("Exchangeable Notes")
Subsequent to the issuance of the Exchangeable Notes, the Company increased its quarterly dividend rate to $0.47 per share. As such, the exchange rate for the Exchangeable Notes due June 1, 2029 was adjusted to 8.2229 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $121.61 per share of the Company's common stock), subject to further adjustment as set forth in the indenture. Concurrently, the strike price with the associated Capped Calls was updated to approximately $121.61 per share, subject to certain additional adjustments, corresponding to the change in exchange price of the Exchangeable Notes, and the cap price was updated to approximately $159.03 per share, subject to certain additional adjustments.

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
Derivative Instruments Not Designated as Hedge. The Company periodically enters into forward contracts to economically hedge a portion of risk from intercompany balances denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for Canadian Dollars, Colombian Peso, Euros, Czech Koruna, Japanese Yen, Mexican Peso, Polish Zloty, Pound Sterling, Singapore Dollar, Swiss Franc, Turkish Lira, or U.S. Dollars. These foreign exchange contracts are fair value hedges of related intercompany balances with the gain or loss on the derivative instruments recorded in earnings offsetting the change in value of the related intercompany balance.
The following summarizes outstanding notional balances and maturities of derivative instruments as of June 29, 2025 and September 30, 2024.

	June 29, 2025		September 30, 2024
(in millions)	Notional Balance	Maturities thru	Notional Balance	Maturities thru
Foreign exchange contracts - cash flow hedges	$336.3	December 2026	$351.7	June 2026
Foreign exchange contracts - not designated as hedge	$452.0	July 2025	466.9	October 2024
The following summarizes the fair value and location of outstanding derivative instruments in the Condensed Consolidated Statements of Financial Position.

(in millions)	Line Item	June 29, 2025	September 30, 2024
Derivative Assets
Foreign exchange contracts – cash flow hedges	Other receivables	$0.2	$1.4
Foreign exchange contracts – cash flow hedges	Deferred charges and other	—	0.1
Foreign exchange contracts – not designated as hedge	Other receivables	1.1	0.3
Total Derivative Assets		$1.3	$1.8
Derivative Liabilities
Foreign exchange contracts – cash flow hedges	Accounts payable	$15.0	$11.5
Foreign exchange contracts – cash flow hedges	Other long term liabilities	1.5	1.4
Foreign exchange contracts – not designated as hedge	Accounts payable	1.1	2.4
Total Derivative Liabilities		$17.6	$15.3
The fair value for derivative instruments excludes collateral or standby letter of credit associated with derivative instruments, of which there were none as of June 29, 2025 and September 30, 2024. The Company is not a party to derivative agreements that require collateral to be posted prior to settlement.
The following summarizes the pre-tax gain (loss) from derivative instruments and location in the Condensed Consolidated Statements of Income for the three and nine month periods ended June 29, 2025 and June 30, 2024, respectively.

		Three Month Periods Ended		Nine Month Periods Ended
(in millions)	Line Item	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Foreign exchange contracts - cash flow hedges	Net sales	$0.1	$0.1	$0.1	$0.2
Foreign exchange contracts - cash flow hedges	Cost of goods sold	(3.0)	(2.5)	(2.5)	(12.5)
Foreign exchange contracts - not designated as hedge	Other non-operating expense, net	16.4	(6.8)	21.8	(14.4)
There was no gain or loss realized from cash flow hedges due to the ineffectiveness or discontinuation of the cash flow hedge because it was not considered probable that the original forecasted transaction would not occur. See Note 12 - Accumulated Other Comprehensive Income for unrealized gains and losses initially recognized as other comprehensive income and the accumulated unrealized gain (loss) associated with cash flow hedges recognized in AOCI. As of June 29, 2025, the net loss estimated to be reclassified from AOCI into earnings associated with cash flow hedges over the next 12 months is $11.0 million, net of tax.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of June 29, 2025 and September 30, 2024 according to the fair value hierarchy are as follows:

	June 29, 2025					September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$1.3	$—	$1.3	$1.3	$—	$1.8	$—	$1.8	$1.8
Derivative Liabilities	—	17.6	—	17.6	17.6	—	15.3	—	15.3	15.3
Debt	—	624.3	—	624.3	666.6	—	576.3	—	576.3	560.8
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
NOTE 10 – SHAREHOLDERS' EQUITY
The following summarizes the activity of common stock repurchases for the three and nine month periods ended June 29, 2025 and June 30, 2024.

	June 29, 2025			June 30, 2024
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.9	$59.88	$54.4	1.1	$86.22	$92.2
Private Purchases	—	$—	—	0.5	93.74	50.0
Total Purchases	0.9	$59.88	$54.4	1.6	$88.72	$142.2

	June 29, 2025			June 30, 2024
Nine Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	3.7	$78.30	$287.2	5.6	$77.48	$432.7
Private Purchases	—	$—	—	0.5	93.74	50.0
ASR	—	—	—	1.3	65.84	83.2
Total Purchases	3.7	$78.30	$287.2	7.4	$76.66	$565.9

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
In March 2025, the Company entered into a new rule 10b5-1 repurchase plan for $50.0 million to facilitate daily market share repurchases through November 14, 2025, until the cap is reached or until the plan is terminated. This plan reached its cap and was terminated in June 2025 with a total of 0.8 million shares repurchased for $50.0 million, which are included in the open market purchases above.
In June 2025, the Company entered into a new rule 10b5-1 repurchase plan for $50.0 million to facilitate daily market share repurchases through February 13, 2026, until the cap is reached or until the plan is terminated. As of June 29, 2025, there has been $6.0 million repurchased pursuant to the new 10b5-1 repurchase plan, which are included in the open market purchases above.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 - SHARE BASED COMPENSATION
The following is a summary of share based compensation expense included in Selling, General & Administrative on the Company's Condensed Consolidated Statements of Income for the three and nine month periods ended June 29, 2025 and June 30, 2024:

	Three month periods ended		Nine month periods ended
(in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Share based compensation expense	$4.8	$4.5	$14.7	$12.9
The following is a summary of RSU grants issued during the nine month period ended June 29, 2025, which are consistent to the vesting conditions for time-based RSU grants and performance-based RSU grants previously disclosed, without substantial discrepancy:

(in millions, except per share data)	Units	Weighted Average Grant Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.04	$86.95	$3.3
Vesting in more than 12 months	0.08	88.94	6.7
Total time-based grants	0.12	88.27	10.0
Performance-based grants	0.16	89.46	14.7
Total grants	0.28	88.98	$24.7

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the nine month period ended June 29, 2025, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2024	$(164.1)	$(2.2)	$(37.7)	$(204.0)
Other comprehensive (loss) income before reclassification	(65.1)	15.0	1.8	(48.3)
Net reclassification for loss to income from continuing operations	—	0.7	0.5	1.2
Other comprehensive (loss) income before tax	(65.1)	15.7	2.3	(47.1)
Deferred tax effect	2.3	(4.0)	(0.6)	(2.3)
Other comprehensive (loss) income, net of tax	(62.8)	11.7	1.7	(49.4)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(62.5)	11.7	1.7	(49.1)
Balance at December 29, 2024	(226.6)	9.5	(36.0)	(253.1)
Other comprehensive income (loss) before reclassification	31.1	(6.8)	(0.9)	23.4
Net reclassification for (gain) loss to income from continuing operations	—	(1.2)	0.5	(0.7)
Other comprehensive income (loss) before tax	31.1	(8.0)	(0.4)	22.7
Deferred tax effect	(0.4)	1.9	0.1	1.6
Other comprehensive income (loss), net of tax	30.7	(6.1)	(0.3)	24.3
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.2	—	—	0.2
Other comprehensive income (loss) attributable to controlling interest	30.5	(6.1)	(0.3)	24.1
Balance at March 30, 2025	(196.1)	3.4	(36.3)	(229.0)
Other comprehensive income (loss) before reclassification	60.4	(15.4)	(1.8)	43.2
Net reclassification for loss to income from continuing operations	—	2.9	0.5	3.4
Other comprehensive income (loss) before tax	60.4	(12.5)	(1.3)	46.6
Deferred tax effect	1.3	3.4	0.3	5.0
Other comprehensive income (loss), net of tax	61.7	(9.1)	(1.0)	51.6
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.3	—	—	0.3
Other comprehensive income (loss) attributable to controlling interest	61.4	(9.1)	(1.0)	51.3
Balance at June 29, 2025	$(134.7)	$(5.7)	$(37.3)	$(177.7)
The following presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three and nine month period ended June 29, 2025:

(in millions)	Three Month Period Ended June 29, 2025			Nine Month Period Ended June 29, 2025
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Net sales	$0.1	$—	$0.1	$0.1	$—	$0.1
Cost of goods sold	(3.0)	—	(3.0)	(2.5)	—	(2.5)
Other non-operating expense, net	—	(0.5)	(0.5)	—	(1.5)	(1.5)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)
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
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three and nine month period ended June 30, 2024:

(in millions)	Three Month Period Ended June 30, 2024			Nine Month Period Ended June 30, 2024
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Net sales	$0.1	$—	$0.1	$0.2	$—	$0.2
Cost of goods sold	(2.5)	—	(2.5)	(12.5)	—	(12.5)
Other non-operating expense, net	—	(0.2)	(0.2)	—	(0.6)	(0.6)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 - INCOME TAXES
The effective tax rate for the three and nine month periods ended June 29, 2025 and June 30, 2024, was as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Effective tax rate	6.8%	54.0%	32.8%	41.1%
The estimated annual effective tax rate applied to the three and nine month periods ended June 29, 2025, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), net of applicable deductions, and certain nondeductible expenses. The Company is not projecting U.S. taxable income for Fiscal 2025, which does not allow it to take advantage of the foreign-derived intangible income deduction or foreign tax credits on its GILTI income. The Company’s federal effective tax rate on GILTI was therefore 21%. During the three month period ended June 29, 2025, the Company recorded $7.2 million in tax benefits related to state law changes. During the three and nine month periods ended June 29, 2025, the Company recorded $2.2 million and $6.8 million, respectively, of interest related to its uncertain tax positions in income tax expense. The Company’s mix of U.S. and foreign income and the level of pretax income result in the accrued interest having a substantial impact on the three and six month period effective tax rates.
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
On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into law in the U.S. The Act includes numerous provisions related to corporate income taxes with various effective dates. While the Company is still evaluating the changes contained in the Act, it does not expect them to have a material effect on its ongoing effective tax rate.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 14 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Environmental Liability. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites, which have resulted in the identification of contamination that has been attributed to historical activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable. The following is a summary of the environment remediation liability as of June 29, 2025 and September 30, 2024:

(in millions)	June 29, 2025	September 30, 2024
Environmental remediation liability	$4.5	$4.5
Reported as:
Other current liabilities	1.1	0.8
Other long-term liabilities	3.4	3.7
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of June 29, 2025 and September 30, 2024, the Company recognized $2.0 million and $2.2 million, respectively, in product liability, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Product Safety Recalls. The Company and its HPC segment had initiated voluntary product safety recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") for specific products and has assessed the incremental costs attributable to the recall, including the anticipated returns of retail inventory from customers, write-off of affected inventory, and other costs to facilitate the recall such as notification, shipping and handling, consumer refunds, and rework and destruction of affected products, as needed, and evaluated the probability of redemption. As of June 29, 2025 and September 30, 2024, the Company recognized $5.5 million and $6.1 million, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position associated with the estimated costs for the recalls, including the incremental product returns associated with the recall. Additionally, for certain products affected by the recalls, the Company has indemnification provisions that are contractually provided by third parties for the affected products and recognized $7.9 million and $8.1 million as of June 29, 2025 and September 30, 2024, respectively, in Other Receivables on the Condensed Consolidated Statement of Financial Position related to recovery from such indemnification provisions.
Tristar Business Acquisition Litigation. On February 28, 2022, the Company acquired all of the membership interests of HPC Brands, LLC, which consist of the home appliances and cookware business of Tristar Products, Inc. (the "Tristar Business") pursuant to a Membership Interest Purchase agreement dated February 3, 2022 (the "Acquisition Agreement"). Following the purchase of the Tristar Business in February 2022, the Company and its HPC segment were detrimentally impacted by aspects of the acquired business’ operations and products, which negatively impacted subsequent operating performance and partner relationships of the acquired brands and segment. Since the acquisition, the acquired business realized, among other things, significant distribution challenges, increased levels of retail inventory, reduced sales, increased promotional spending and deductions, higher level of product returns, and overall increased amount of costs. Additionally, the segment had realized losses attributable to recalls for products associated with the acquired brands, increased risks over the realizability of receivables and inventory, and recognized an impairment on assets including the acquired goodwill and the PowerXL® tradename intangible assets and disposed of certain inventory and products associated with the acquired brands. During the year ended September 30, 2023, the Company submitted a claim under its representation and warranty insurance policies, seeking coverage for certain losses resulting from breaches of representations and warranties in the Acquisition Agreement. During the nine month period ended June 30, 2024, the Company recognized a gain of $65.0 million attributable to insurance proceeds received from its representation and warranty insurance policies.
The Company has been actively engaged in various litigation matters associated with the Tristar Business acquisition and continues to incur costs to facilitate such litigation matters. As part of these various litigation matters, the HPC segment and the Company are seeking recovery for losses and other damage incurred in connection with the product recalls and separately for alleged fraud committed by sellers of the Tristar Business and other persons in connection with the sale of the Tristar Business to the Company, and in each case other damages and losses incurred by the HPC segment, the Company and the acquired business. While the Company continues to pursue such actions, there can be no guarantees and assurances that recoveries associated with the litigation matters can be realized and recovered. As of June 29, 2025, the Company believes it has assessed appropriate risks and recognized applicable losses and reserves reflecting the net assets of the Company and its HPC segment.

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
Net sales relating to the segments for the three and nine month periods ended June 29, 2025 and June 30, 2024, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
GPC	$255.2	$282.2	$784.4	$849.0
H&G	189.2	211.0	433.6	443.7
HPC	255.2	286.2	857.5	897.5
Net sales	$699.6	$779.4	$2,075.5	$2,190.2
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 15 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for the three and nine month periods ended June 29, 2025 and June 30, 2024, are as follows:

	Three Month Periods Ended		Nine month periods ended
(in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
GPC	$44.0	$56.7	$145.5	$171.8
H&G	38.6	43.3	74.6	71.8
HPC	7.0	11.8	41.0	56.3
Total segment adjusted EBITDA	89.6	111.8	261.1	299.9
Corporate	13.6	18.9	39.0	51.2
Interest expense	8.4	15.7	22.1	51.8
Interest income	(0.6)	(13.4)	(3.6)	(54.3)
Depreciation	14.6	14.1	42.6	42.9
Amortization	10.5	11.1	31.5	33.4
Share based compensation	4.8	4.5	14.7	12.9
Non-cash impairment charges	7.8	5.1	23.5	48.6
Non-cash purchase accounting adjustments	—	0.2	—	1.1
Loss (gain) from early extinguishment of debt	—	2.2	—	(2.6)
Exit and disposal costs	4.2	0.1	8.2	1.0
HHI separation costs[1]	0.3	0.9	1.4	3.0
HPC separation initiatives[1]	(0.1)	5.4	0.9	8.5
Global ERP transformation[1]	2.3	4.3	7.1	11.2
HPC product recall[2]	—	0.6	—	6.6
Representation and warranty insurance proceeds[3]	—	—	—	(65.0)
Litigation costs[4]	1.2	0.8	2.8	2.2
Other[5]	0.6	(0.2)	1.1	0.7
Income from continuing operations before income taxes	$22.0	$41.5	$69.8	$146.7
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
NOTE 16 - EARNINGS PER SHARE
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
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and nine month periods ended June 29, 2025 and June 30, 2024, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share amounts)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator
Net income from continuing operations attributable to controlling interest	$20.7	$19.2	$46.5	$86.6
(Loss) income from discontinued operations attributable to controlling interest, net of tax	(0.8)	(13.1)	(2.2)	9.6
Net income attributable to controlling interest	$19.9	$6.1	$44.3	$96.2
Denominator
Weighted average shares outstanding – basic	24.9	28.9	26.3	31.0
Dilutive shares	0.1	0.2	0.1	0.2
Weighted average shares outstanding – diluted	25.0	29.1	26.4	31.2
Earnings per share
Basic earnings per share from continuing operations	$0.83	$0.66	$1.77	$2.79
Basic earnings per share from discontinued operations	(0.03)	(0.45)	(0.09)	0.31
Basic earnings per share	$0.80	$0.21	$1.68	$3.10
Diluted earnings per share from continuing operations	$0.83	$0.66	$1.76	$2.78
Diluted earnings per share from discontinued operations	(0.03)	(0.45)	(0.08)	0.31
Diluted earnings per share	$0.80	$0.21	$1.68	$3.09

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
The following is a reconciliation of reported net sales to organic net sales for the three and nine month period ended June 29, 2025 compared to net sales for the three and nine month period ended June 30, 2024:

Three Month Periods Ended (in millions, except %)	June 29, 2025
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales June 30, 2024	Variance
GPC	$255.2	$(5.3)	$249.9	$282.2	$(32.3)	(11.4)%
H&G	189.2	0.1	189.3	211.0	(21.7)	(10.3)%
HPC	255.2	(1.6)	253.6	286.2	(32.6)	(11.4)%
Total	$699.6	$(6.8)	$692.8	$779.4	(86.6)	(11.1)%

Nine Month Periods Ended (in millions, except %)	June 29, 2025
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales June 30, 2024	Variance
GPC	$784.4	$(3.7)	$780.7	$849.0	$(68.3)	(8.0)%
H&G	433.6	0.1	433.7	443.7	(10.0)	(2.3)%
HPC	857.5	12.0	869.5	897.5	(28.0)	(3.1)%
Total	$2,075.5	$8.4	$2,083.9	$2,190.2	(106.3)	(4.9)%

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
The following is a reconciliation of Net Income From Continuing Operations to Adjusted EBITDA and Adjusted EBITDA margin for the three and nine month periods ended June 29, 2025 and June 30, 2024.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except %)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income from continuing operations	$20.5	$19.1	$46.9	$86.4
Income tax expense	1.5	22.4	22.9	60.3
Interest expense	8.4	15.7	22.1	51.8
Depreciation	14.6	14.1	42.6	42.9
Amortization	10.5	11.1	31.5	33.4
Share based compensation	4.8	4.5	14.7	12.9
Non-cash impairment charges	7.8	5.1	23.5	48.6
Non-cash purchase accounting adjustments	—	0.2	—	1.1
Loss (gain) from early extinguishment of debt	—	2.2	—	(2.6)
Exit and disposal costs	4.2	0.1	8.2	1.0
HHI separation costs[1]	0.3	0.9	1.4	3.0
HPC separation initiatives[1]	(0.1)	5.4	0.9	8.5
Global ERP transformation[1]	2.3	4.3	7.1	11.2
HPC product recall[2]	—	0.6	—	6.6
Representation and warranty insurance proceeds[3]	—	—	—	(65.0)
Litigation costs[4]	1.2	0.8	2.8	2.2
Other[5]	0.6	(0.2)	1.1	0.7
Adjusted EBITDA	$76.6	$106.3	$225.7	$303.0
Net sales	$699.6	$779.4	$2,075.5	$2,190.2
Net income from continuing operations margin	2.9%	2.5%	2.3%	3.9%
Adjusted EBITDA margin	10.9%	13.6%	10.9%	13.8%
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
Recent Developments
U.S. Tariffs and Global Macro-Economic Environment
The changes to U.S. trade policy with the introduction of incremental U.S. tariffs on imported goods, especially on Chinese imports, are expected to have a significant impact to our operations, increasing costs for sourced products, materials and components, and thus raising cost of goods sold and pressuring profit margins. To mitigate this, the Company has adjusted prices to pass on some costs to customers and is actively managing its supply chain and engaging suppliers to support cost sharing or expand supply chain diversification, which can further impact our ability to supply customers timely during periods of such transitions. With the incremental tariffs on Chinese imports announced in early April 2025, we temporarily paused virtually all finished goods imports out of China. Following further amendments to the interim tariff rates, we subsequently reinstated our imports of finished goods during the three month period ended June 29, 2025 without substantial risk to margin realization, but we have recognized some impact on near-term fulfillment and distribution as part of our operating results, which are considered short-term and non-recurring.
The changing tariff policies impact all segments to varying degrees, most significantly with the HPC segment as most all products supporting the U.S. business are imported from southeast Asia, with the majority coming from China. The HPC business has been actively pursuing sourcing alternatives and moving production to diversify its supply chain and more effectively manage risk. Over 60% of net sales in the HPC segment are driven through international markets and are not directly impacted by U.S. tariffs. With the temporary pause of Chinese imports, the U.S. business in the HPC segment was limited to its current and in-transit inventory in the near term, impacting operating results for the three month period ended June 29, 2025. As we have reinstated our supply chain to import product, the HPC business expects improvement in its fulfillment and distribution through the end of the fiscal year.
The GPC business has certain aquatic equipment and chews & treats products that are sourced out of China, but has a higher degree of diversity within its product sourcing with major suppliers outside of China, which has allowed it to move production more swiftly to alternative supply. GPC finished goods imports from China were temporarily paused, but were reinstated within the period, and the impact from tariffs on sourced products have been predominantly mitigated through pricing adjustments. GPC also manufactures aquatics nutrition products at its facility in EMEA and imports such products into the U.S., which are also subject to the enacted tariffs. The Company has predominantly mitigated the impact primarily through pricing adjustments and cost management.
The H&G segment is predominantly manufactured and sold within the U.S. but will also be impacted by tariffs, to a lesser degree, with certain affected material costs and a small portfolio of products, such as baits, traps and mops, that are internationally sourced and are being evaluated for alternative sourcing strategies. Due to the limited impact on the H&G segment and seasonal supply for its products, the impact from tariffs will not substantially impact near term operating results, with anticipated impacts mitigated through pricing adjustments and vendor cost management.
We have intensified our focus on operational efficiencies by optimizing production processes, reducing waste, and leveraging technology to enhance productivity, aiming to offset cost increases and protect margins. With the most recent implemented tariff changes, there is an expected impact on operating results and we are closely monitoring impacts to our projections and forecasts. We have managed cash flow and secured our balance sheet to support the ongoing business through the evolving changes in U.S. trade policy and potential impacts to the global-macro economic environment. We are focused on supply chain diversification, operational efficiency, and strategic investments for sustaining growth and profitability amid trade uncertainties.

Strategic Transactions, Restructuring and Optimization Initiatives
We periodically evaluate and enter into strategic transactions that may result in the acquisition or divestiture of a business which impacts the comparability of the financial results of the consolidated group and or segments. Additionally, we develop and enter into restructuring and optimization initiatives to improve efficiencies and utilization to reduce costs, increase revenues and improve margins, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. These changes and updates are inherently difficult and our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors, or inflation and increased interest rates, many of which are beyond our control. Moreover, the comparability of financial information may be impacted by incremental amounts attributable to such strategic transactions, restructuring and optimization initiatives. The following is a summary of costs attributable to strategic transactions and business development costs that are considered as potentially having a significant impact on the comparability of the financial results on the consolidated financial statements and segment financial information, for the respective projects during the three and nine month periods ended June 29, 2025 and June 30, 2024:

	Three month periods ended		Nine Month Periods Ended
(in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
HHI separation costs[1]	$0.3	$0.9	$1.4	$3.0
HPC separation initiatives[2]	(0.1)	5.4	0.9	8.5
Global ERP transformation[3]	2.3	4.3	7.1	11.2
Other project costs[4]	0.1	0.2	0.6	0.5
Total	$2.6	$10.8	$10.0	$23.2
Reported as:
Selling, general & administrative	$2.6	$10.8	$10.0	$23.2
________________________________________
1    Costs attributable to the HHI divestiture consisting of subsequent costs to facilitate separation and transition of systems and processes subject to transition services agreements (“TSAs”). Costs were incurred through the transition period of up to 24 months following the close of the transaction as the Company exited TSAs in June 2025.
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
•Concurrent with the issuance of the Exchangeable Notes, the Company completed a tender offer on the aggregate outstanding principal balance of the 4.00% Senior Notes due 2026 (the “2026 Notes”), the 5.00% Senior Notes due 2029, the 5.50% Senior Notes due 2030, and the 3.875% Senior Notes due 2031 (the “2031 Notes”) (collectively, the “Tendered Notes”) and redeemed the remaining outstanding principal balance of the 2026 Notes, resulting in the reduction of the principal debt balance of $1,174.4 million and recognition of a loss on early extinguishment of $2.2 million during the three and nine month periods ended June 30, 2024.
•During the year ended September 30, 2024, the Company repurchased outstanding bonds in the open market at a discount resulting in the recognition of a gain on extinguishment of $4.7 million in the nine month period ended June 30, 2024.

Consolidated Results of Operations
The following is summarized consolidated results of operations for the three and nine month periods ended June 29, 2025 and June 30, 2024.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 29, 2025	June 30, 2024			June 29, 2025	June 30, 2024
Net sales	$699.6	$779.4	$(79.8)	(10.2)%	$2,075.5	$2,190.2	$(114.7)	(5.2)%
Gross profit	264.1	302.8	(38.7)	(12.8)%	775.3	821.2	(45.9)	(5.6)%
Selling, general & administrative	225.0	250.0	(25.0)	(10.0)%	656.3	689.0	(32.7)	(4.7)%
Impairment of intangible assets	—	—	—	n/m	15.7	43.0	(27.3)	(63.5)%
Impairment of property, plant and equipment and operating leases	7.8	5.1	2.7	52.9%	7.8	5.6	2.2	39.3%
Representation and warranty insurance proceeds	—	—	—	n/m	—	(65.0)	65.0	n/m
Interest expense	8.4	15.7	(7.3)	(46.5)%	22.1	51.8	(29.7)	(57.3)%
Interest income	(0.6)	(13.4)	12.8	n/m	(3.6)	(54.3)	50.7	n/m
Loss (gain) from early extinguishment of debt	—	2.2	(2.2)	n/m	—	(2.6)	2.6	n/m
Other non-operating expense, net	1.5	1.7	(0.2)	(11.8)%	7.2	7.0	(0.2)	2.9%
Income tax expense	1.5	22.4	(20.9)	(93.3)%	22.9	60.3	(37.4)	(62.0)%
Net income from continuing operations	20.5	19.1	1.4	7.3%	46.9	86.4	(39.5)	(45.7)%
(Loss) income from discontinued operations, net of tax	(0.8)	(13.1)	12.3	n/m	(2.2)	9.6	(11.8)	n/m
Net income	19.7	6.0	13.7	228.3%	44.7	96.0	(51.3)	(53.4)%
n/m = not meaningful

Net Sales. The following is a summary of net sales by segment for the three and nine month periods ended June 29, 2025 and June 30, 2024, and the principal components of changes in net sales between the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 29, 2025	June 30, 2024			June 29, 2025	June 30, 2024
GPC	$255.2	$282.2	$(27.0)	(9.6)%	$784.4	$849.0	$(64.6)	(7.6)%
H&G	189.2	211.0	(21.8)	(10.3)%	433.6	443.7	(10.1)	(2.3)%
HPC	255.2	286.2	(31.0)	(10.8)%	857.5	897.5	(40.0)	(4.5)%
Net Sales	$699.6	$779.4	(79.8)	(10.2)%	$2,075.5	$2,190.2	(114.7)	(5.2)%

Three Month Period Ended (in millions, except %)	GPC		H&G		HPC		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$(32.0)	(11.3)%	$(23.2)	(11.0)%	$(36.1)	(12.6)%	$(91.3)	(11.7)%
Price	(0.3)	(0.1)%	1.5	0.7%	3.5	1.2%	4.7	0.6%
Foreign Currency	5.3	1.9%	(0.1)	—%	1.6	0.6%	6.8	0.9%
Total	$(27.0)	(9.6)%	$(21.8)	(10.3)%	$(31.0)	(10.8)%	$(79.8)	(10.2)%
Organic	$(32.3)	(11.4)%	$(21.7)	(10.3)%	$(32.6)	(11.4)%	$(86.6)	(11.1)%

Nine Month Period Ended (in millions, except %)	GPC		H&G		HPC		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$(64.3)	(7.6)%	$(15.7)	(3.5)%	$(31.7)	(3.5)%	$(111.7)	(5.1)%
Price	(4.0)	(0.5)%	5.7	1.3%	3.7	0.4%	5.4	0.2%
Foreign Currency	3.7	0.4%	(0.1)	—%	(12.0)	(1.3)%	(8.4)	(0.4)%
Total	$(64.6)	(7.6)%	$(10.1)	(2.3)%	$(40.0)	(4.5)%	$(114.7)	(5.2)%
Organic	$(68.3)	(8.0)%	$(10.0)	(2.3)%	$(28.0)	(3.1)%	$(106.3)	(4.9)%
Refer to the Segment Financial Data section below for further discussion on net sales results.
Gross Profit. The following is a summary of the gross profit and gross profit margin for the three and nine month periods ended June 29, 2025 and June 30, 2024, respectively, and the principal factors contributing to the change between the respective periods.

	Three Month Periods Ended				Nine Month Periods Ended
(in millions, except %)	June 29, 2025	June 30, 2024	Variance		June 29, 2025	June 30, 2024	Variance
Gross profit	$264.1	$302.8	$(38.7)	(12.8)%	$775.3	$821.2	$(45.9)	(5.6)%
Gross profit margin	37.8%	38.9%	(110)	bps	37.4%	37.5%	(10)	bps

	Three Month Period Ended			Nine Month Period Ended
(in millions, except margin)	Gross Profit	Margin		Gross Profit	Margin
Price	$5.8	50	bps	$5.3	10	bps
Mix	(9.9)	(130)	bps	(17.2)	(70)	bps
Volume	(31.3)	60	bps	(40.7)	10	bps
Cost changes	(7.3)	(100)	bps	(3.7)	(20)	bps
Product recalls	1.2	10	bps	6.0	30	bps
Foreign exchange rates	2.8	—	bps	4.4	30	bps
Total	$(38.7)	(110)	bps	$(45.9)	(10)	bps
Gross profit for the three month period decreased due to lower volumes, with a margin decrease from an unfavorable mix and increased costs from inflation and tariffs, partially offset by pricing adjustments, cost improvements, operational efficiencies and favorable foreign currency. Gross profit for the nine month period decreased due to lower sales volumes, with a margin decrease from an unfavorable mix partially offset by positive pricing adjustments, favorable foreign currency and product recall activity in the prior period.

Selling, General & Administrative. The following summarizes the selling, general & administrative costs for the three and nine month periods ended June 29, 2025 and June 30, 2024, respectively, including amounts as a percentage of net sales for each respective period.

Three Month Periods Ended (in millions, except %)	June 29, 2025	% of Net Sales	June 30, 2024	% of Net Sales	Variance
Sales, marketing & advertising	$85.4	12.2%	$94.2	12.1%	$(8.8)	(9.3)%
Distribution	60.4	8.6%	71.8	9.2%	(11.4)	(15.9)%
General & administrative	67.0	9.6%	66.2	8.5%	0.8	1.2%
Research & development	5.5	0.8%	6.8	0.9%	(1.3)	(19.1)%
Strategic transaction, restructuring and optimization	6.7	1.0%	11.0	1.4%	(4.3)	(39.1)%
Total selling, general & administrative	$225.0	32.2%	$250.0	32.1%	(25.0)	(10.0)%

Nine Month Periods Ended (in millions, except %)	June 29, 2025	% of Net Sales	June 30, 2024	% of Net Sales	Variance
Sales, marketing & advertising	$244.0	11.8%	$242.1	11.1%	$1.9	0.8%
Distribution	182.2	8.8%	199.4	9.1%	(17.2)	(8.6)%
General & administrative	194.8	9.4%	204.7	9.3%	(9.9)	(4.8)%
Research & development	17.1	0.8%	18.6	0.8%	(1.5)	(8.1)%
Strategic transaction, restructuring and optimization	18.2	0.9%	24.2	1.1%	(6.0)	(24.8)%
Total selling, general & administrative	$656.3	31.6%	$689.0	31.5%	(32.7)	(4.7)%
Selling, general & administrative expenses decreased for the three and nine month periods due to cost savings initiatives offset by higher costs on marketing and advertising initiatives. Sales, marketing and advertising costs decreased for the three month period due to the reduced or deferred spending towards marketing and advertising initiatives, while costs increased for the nine month period due to the Company's investment towards brand focused marketing and advertising initiatives in the first half of the fiscal year. Distribution costs decreased for the three and nine month periods due to lower volumes plus cost reduction and optimization in our distribution operations and supply chain. General & administrative costs decreased for the three and nine month periods due to lower overhead costs from cost improvement initiatives, partially offset by the expiration of transition service agreements associated with the HHI divestiture in June 2025. Research & development costs were consistent between periods for the three and nine month periods. Strategic transaction, restructuring and optimization costs, inclusive of exit & disposal costs, decreased for the three and nine month periods due to lower costs towards HPC separation initiatives and the expiration of transition service agreements associated with the HHI divestiture in June 2025, offset by higher exit and disposal costs within the three month period. See Note 2 - Exit and Disposal Activities in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Impairment of Intangible Assets. During the nine month period ended June 29, 2025, the Company recognized an impairment charge on its PowerXL® tradename in response to a previously identified triggering event. See Note 6 - Goodwill and Intangible Assets in the Notes to the Condensed Consolidated Financial Statements for further discussion. There was no impairment of intangible assets recognized during the three month period ended June 29, 2025. During the three and nine month periods ended June 30, 2024, the Company recognized an impairment on its Rejuvenate® tradename and a non-core strategic tradename in response to a triggering event.
Impairment of Property, Plant and Equipment and Leases. During the three and nine month periods ended June 29, 2025, the Company recognized an impairment charge on its Middleton, WI office lease. See Note 5 - Property, Plant and Equipment in the Notes to the Condensed Consolidated Financial Statements for further discussion. During the three and nine month periods ended June 30, 2024, the Company recognized an impairment charge for the exit of a HPC distribution center in the prior year.
Representation and Warranty Insurance Proceeds. During the nine month period ended June 30, 2024, the Company recognized a non-recurring gain of $65.0 million from its representation and warranty insurance policy associated with the Tristar Business acquisition. See Note 14 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further discussion. There is no comparable activity during the three and nine month periods ended June 29, 2025.
Interest Expense. Interest expense decreased during the three and nine month periods due to reduced debt borrowings following previously discussed refinancing activity in the prior year.
Interest Income. Interest income decreased during the three and nine month periods due to lower balances in term deposits following the use of funds towards previously discussed refinancing activity in the prior year.
Loss (Gain) From Early Extinguishment of Debt. During the three and nine month period ended June 30, 2024, the Company recognized a net loss (gain) from extinguishment of debt associated with previously discussed refinancing activity. There was no comparable activity during the three and nine month periods ended June 29, 2025.
Other Non-Operating Expense, Net. Other non-operating expense is primarily due to changes in foreign currency compared to the prior year.
Income Taxes. Our estimated annual effective tax rate was impacted by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, and certain nondeductible expenses. See Note 13 - Income Tax in the Notes to the Condensed Consolidated Financial Statements for further discussion on the effective tax rate for the three and nine month periods.
Income From Discontinued Operations. Income from discontinued operations primarily reflect changes to indemnifications associated with divested businesses. Loss from discontinued operations during the nine month period ended June 30, 2024 were attributable to a tax related indemnification settlement and reduction in previously accrued transaction related costs associated previous divestitures. During the three and nine month periods ended June 29, 2025 there were no comparable substantive updates or changes.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such a subsidiary’s net income or loss for the period and the percentage interest not owned by the Company.

Segment Financial Data
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 29, 2025	June 30, 2024			June 29, 2025	June 30, 2024
Net sales	$255.2	$282.2	$(27.0)	(9.6)%	$784.4	$849.0	$(64.6)	(7.6)%
Adjusted EBITDA	44.0	56.7	(12.7)	(22.4)%	145.5	171.8	(26.3)	(15.3)%
Adjusted EBITDA margin	17.2%	20.1%	(290)	bps	18.5%	20.2%	(170)	bps
Net sales for the three month period decreased with an organic net sales decrease of $32.3 million, or 11.4%, excluding a favorable foreign currency impact of $5.3 million, primarily due to lower North America ("NA") volumes from consumer demand softness in both companion animal and aquatics product categories, plus reduced distribution attributable to stop shipments during tariff driven pricing negotiations and supply constraints from pausing China sourced purchases, offset by distribution wins in the pet specialty channel. Volumes within Europe, Middle East and Africa ("EMEA") were negatively impacted by lower volume by lower consumer demand and distribution timing offset by continued expansion of Good Boy® volumes in continental Europe. Net sales for the nine month period decreased with an organic net sales decrease of $68.3 million, or 8.0%, excluding a favorable foreign currency impact of $3.7 million, primarily due to lower NA sales due to category softness, slower replenishment within the e-commerce channel, and reduced distribution attributable to tariff driven pricing negotiations and supply constraints, offset by an increase in EMEA volumes with the expansion of the Good Boy® brand and new product introduction in dog and cat food. Adjusted EBITDA for the three month period decreased with a margin decrease due to lower volume with inflationary costs and tariffs and an unfavorable mix, offset by pricing adjustments and productivity improvements reduced brand focused investments and favorable foreign currency. Adjusted EBITDA for the nine month period decreased with a margin decrease due to lower sales volume with inflationary costs and tariffs and an unfavorable mix, offset by pricing adjustments, operational productivity, cost improvements and favorable foreign currency.
Home & Garden

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 29, 2025	June 30, 2024			June 29, 2025	June 30, 2024
Net sales	$189.2	$211.0	$(21.8)	(10.3)%	$433.6	$443.7	$(10.1)	(2.3)%
Adjusted EBITDA	38.6	43.3	(4.7)	(10.9)%	74.6	71.8	2.8	3.9%
Adjusted EBITDA margin	20.4%	20.5%	(10)	bps	17.2%	16.2%	100	bps
Net sales and organic net sales for the three month period decreased due to a delayed season driving slower retail sales, plus earlier seasonal retail inventory build-up reducing volumes from replenishment orders. Net sales and organic net sales for the nine month period decreased due to a delayed season driving slower retail sales and reduced volumes from replenishment orders. Adjusted EBITDA for the three month period decreased with a margin decrease due to lower volumes, inflation, incremental brand-focused investments, and an unfavorable mix offset by productivity improvements, favorable cost variances and lower trade spend. Adjusted EBITDA for the nine month period increased with a margin increase due to improved profitability on lower sales with favorable trade variances, cost improvements offset by higher investment in brand-building advertising and some inflationary cost pressures.
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 29, 2025	June 30, 2024			June 29, 2025	June 30, 2024
Net sales	$255.2	$286.2	$(31.0)	(10.8)%	$857.5	$897.5	$(40.0)	(4.5)%
Adjusted EBITDA	7.0	11.8	(4.8)	(40.7)%	41.0	56.3	(15.3)	(27.2)%
Adjusted EBITDA margin	2.7%	4.1%	(140)	bps	4.8%	6.3%	(150)	bps
Net sales for the three month period decreased with an organic net sales decrease of $32.6 million, or 11.4%, excluding a favorable foreign currency impact of $1.6 million with lower EMEA volumes in both home appliance and personal care product categories with slower distribution through traditional retail, offset by increased e-commerce distribution with some reduced consumer demand and uncertainty. NA volumes also decreased in both categories with lower distribution attributable to stop shipments during tariff driven pricing negotiations and supply constraints from pausing China sourced purchases plus lower category demand, partially offset by pricing adjustments. LATAM volumes increased with category growth and new product launches. Net sales for the nine month period decreased with an organic net sales decrease of $28.0 million, or 3.1%, excluding an unfavorable foreign currency impact of $12.0 million, primarily due to lower NA volumes for both product categories with reduced distribution attributable to tariff driven pricing negotiations and supply constraints plus lower category demand, increase in EMEA sales with positive volume growth in e-commerce and favorable foreign currency offset by lower traditional retail distribution and lower consumer confidence, and growth in LATAM volume through new product listings and distribution wins offset by unfavorable foreign currency. Adjusted EBITDA for the three month period decreased with a margin decrease due to reduced volumes with inflation and tariffs and an unfavorable mix, partially offset by pricing adjustments, lower brand-focused investment in light of tariff supply issues and pricing negotiations, lower distribution costs and favorable foreign currency. Adjusted EBITDA for the nine month period decreased due to reduced sales volumes with inflationary costs and tariffs and an unfavorable mix, partially offset by pricing adjustments, cost savings initiatives, and favorable foreign currency.

Liquidity and Capital Resources
The following is a summary of cash flow from continuing operations for the nine month periods ended June 29, 2025 and June 30, 2024, respectively.

(in millions)	June 29, 2025	June 30, 2024
Operating activities	$33.1	$178.4
Investing activities	(25.2)	885.0
Financing activities	(245.0)	(1,563.9)
Cash Flows from Operating Activities
Cash flows provided by operating activities from continuing operations decreased $145.3 million, due to lower sales offset with improved margins and lowered operating and interest costs, with lower working capital realization primarily due to temporary changes in inventory purchasing and related tariff volatility.
Cash Flows from Investing Activities
Cash flows used for investing activities increased $910.2 million from cash provided by investing activities in the prior year due to the decreased short term investment activity from the reduction of term deposits following previously discussed funding of refinancing activity in the prior year.
Cash Flows from Financing Activities
Cash flows used for financing activities decreased $1,318.9 million due to refinancing activity in the prior year and lower share repurchases activity. During the nine month periods ended June 29, 2025 and June 30, 2024, the Company made cash dividend payments of $36.9 million, or $0.47 per share, and $38.8 million, or $0.42 per share, respectively, which has decreased due to the lower outstanding shares following treasury share repurchase activity.
Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of June 29, 2025, the Company had a total cash and cash equivalents of $122.0 million and borrowing availability of $388.5 million under our credit facility with a total liquidity of $510.5 million.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. As of June 29, 2025, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 3.375% Notes, due June 1, 2029 and the 3.875% Notes, due March 15, 2031.
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
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. The Company has currently discontinued its receivable factoring activity but may factor receivables in the future which will be dependent on various factors. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution and continue to be recognized as Accounts Payable on the Company's Condensed Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow. We do not believe the level of supplier based financing to be material.

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

	Nine Month Period Ended	Year Ended
(in millions)	June 29, 2025	September 30, 2024
Statements of Operations Data
Third party net sales	$1,237.5	$1,829.4
Intercompany net sales to non-guarantor subsidiaries	37.8	22.8
Net sales	1,275.3	1,852.2
Gross profit	464.4	662.3
Operating (loss) income	(1.8)	22.2
Net loss from continuing operations	(125.7)	(23.6)
Net loss	(127.9)	(6.1)
Net loss attributable to controlling interest	(127.9)	(6.1)
Statements of Financial Position Data
Current Assets	$922.2	$1,228.0
Noncurrent Assets	4,773.0	3,989.6
Current Liabilities	719.6	901.6
Noncurrent Liabilities	1,012.6	930.9
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of June 29, 2025 and September 30, 2024 are as follows:

(in millions)	June 29, 2025	September 30, 2024
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$126.0	$124.3
Current note receivables from non-guarantor subsidiaries	22.8	227.1
Long-term note receivables from non-guarantor subsidiaries	19.7	30.7
Current payables to non-guarantor subsidiaries	72.2	58.6
Current debt with non-guarantor subsidiaries	326.6	435.3
Long-term debt with non-guarantor subsidiaries	20.9	20.2

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the nine month period ended June 29, 2025. For additional information, refer to Note 7 - Debt and Note 8 - Derivatives included in the Notes to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company's 2024 Annual Report.
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
Changes in Internal Control Over Financial Reporting. The Company is undergoing a multi-year implementation of a new global enterprise resource planning (“ERP”) system. During the nine month period ended June 29, 2025 the Company implemented the new ERP system within its GPC and H&G businesses in North America and implemented a new consolidation system. The new ERP system replaced a legacy system in which a significant portion of our business transactions originated, were processed, or were recorded. As a result of these implementations, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new ERP system. The new ERP system is intended to provide us with enhanced transactional processing, security, and management tools and is intended to enhance internal controls over financial reporting. There were no new substantive updates or changes during the three month period ended June 29, 2025. As the project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout the development and deployment of each phase.
Except as described above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during the three month period ended June 29, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three month period ended June 29, 2025.

Issuer Purchases of Equity Securities
The following table summarizes the common stock repurchases for the three month period ended June 29, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan[1]	Approximate Dollar Value of Shares That May Yet Be Purchased
March 31, 2025 to April 27, 2025	280,661	$61.03	280,661	152,802,939
April 28, 2025 to May 25, 2025	344,294	59.87	344,294	131,160,392
May 26, 2025 to June 29, 2025	282,081	58.76	282,081	115,629,433
________________________________________
1    On May 20, 2024, the Company announced a $500 million (the "Maximum Amount") common stock repurchase program authorized by its Board of Directors, which is effective from May 20, 2024 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company's Board of Directors.
Item 5.    Other Information
During the three month period ended June 29, 2025, none of our officers or directors adopted, modified (as to amount, price or timing of trades) or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined under Item 408(c) of Regulation S-K).
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2025
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