Form 10-K
period 2025-09-30
Spectrum Brands Holdings, Inc.
filed 2025-11-18
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2025
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
X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $1,690 million based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (March 30, 2025). For the sole purposes of making this calculation, term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, or that such person is an “affiliate” of the Company, as defined by applicable securities law. As of November 11, 2025, there were outstanding 23,375,279 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Spectrum Brands Holdings, Inc.’s subsequent amendment to the Form 10-K to be filed within 120 days of September 30, 2025 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 13.

SPECTRUM BRANDS HOLDINGS, INC.

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business and M&A strategy, future free cash flows, tariffs, tariff impact and tariff mitigation efforts, future operations and operating model, financial condition, estimated revenues, projected costs, inventory management, supply chain and supply chain relocation efforts, earnings power, project synergies, prospects, plans and strategic objectives of management, the geopolitical environment including the impact of tariffs, and information concerning expected actions of third parties are forward-looking statements. Our statements also reflect our expectations regarding tariffs, which are based on currently known and effective tariffs, including tariffs placed by the U.S. on other countries and tariffs announced by other countries on the U.S., and do not reflect tariffs that have been announced and delayed or other additional tariffs which could result in additional costs. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•local, regional and global uncertainties could negatively impact our business;
•the negative effect of the Russia-Ukraine war and the Israel-Hamas war and their impact on those regions and surrounding regions, including the Middle East and disruptions to international trade, supply chain and shipping routes and pricing, and on our operations and those operations of our customers, suppliers and other stakeholders;
•our reliance on third-party partners, suppliers and distributors that are outside our control to achieve our business objectives;
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
•our ability to achieve our goals and aspirations related to the reduction of greenhouse gas emissions ("GHG") or otherwise meet the expectations of our stakeholders with respect to environmental, social and governance ("ESG") matters;
•the impact of actions taken by significant shareholders; and
•the unanticipated loss of key members of senior management and the transition of new members of our management teams to their new roles.
Some of the above-mentioned factors are described in further detail in the sections entitled Risk Factors in our annual and quarterly reports (including this report), as applicable. You should assume the information appearing in this report is accurate only as of the end of the period covered by this report, or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
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
•Our home and garden products are mainly manufactured from our St. Louis, MO, facility and our aquatics products and certain companion animal products are manufactured in Blacksburg, VA, Bridgeton, MO, Noblesville, IN and Melle, Germany. We are dependent upon the continued safe operation of these facilities.
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
•Our business could be negatively impacted by corporate citizenship and sustainability matters and/or our reporting of such matters.
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
•We face risks associated with our international suppliers and supply chains, including those related to unfavorable and uncertain regulatory, political, economic, tax, tariff, export and import controls imposed by the U.S. and other governments.
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
•Certain provisions of our Amended and Restated Certificate of Incorporation, Restated Bylaws, and of the Delaware General Corporation Law (the “DGCL”) have anti-takeover effects and could delay, discourage, defer or prevent a tender offer or takeover attempt that a stockholder might consider to be in the stockholder’s best interests.
•The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

PART I
ITEM 1.    BUSINESS
The terms “the Company,” “we," “our,” and "SBH" as used in this report, refer to Spectrum Brands Holdings, Inc. and its consolidated subsidiaries, unless otherwise indicated.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available on our website at www.spectrumbrands.com under “Investor Relations.” Copies will also be provided to any stockholder upon written request to Spectrum Brands, Inc. at 3001 Deming Way, Middleton, Wisconsin 53562 or via electronic mail at investorrelations@spectrumbrands.com, or by telephone at (314) 253-5923.
General Overview
We are a diversified global branded consumer products and home essentials company managed in three vertically integrated, product focused segments: (i) Global Pet Care (“GPC”), (ii) Home and Garden (“H&G”) and (iii) Home and Personal Care (“HPC”). The Company manufactures, markets and distributes its products globally across regions including the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition under our various brands and patented technologies across multiple product categories. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing its defined strategic initiatives and achieving certain financial objectives, with each segment having a business unit president responsible for sales and marketing initiatives and the financial results for all product lines within the segment. The segments are supported through center-led shared service enabling functions consisting of finance and accounting, information technology, legal and human resources, supply chain and commercial operations. The following is an overview of the consolidated business showing net sales by segment and geographic region sold (based upon destination) as a percentage of consolidated net sales for the year ended September 30, 2025.
Fiscal 2025 Strategic Priorities
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

Global Pet Care (GPC)
GPC sells products within the companion animal, dog and cat food and aquatics product categories. Companion animal products include rawhide and rawhide free chews and treats, dog and cat clean-up, training, health and grooming, and small animal food and care products. Dog and cat food includes wet and dry pet food for dogs and cats. Aquatics includes consumer and commercial aquarium kits, stand-alone tanks, aquatics equipment such as filtration systems, heaters and pumps, and aquatics consumables such as fish food, water management and care. The following is an overview of GPC net sales by product category and geographic region (based upon destination) for the year ended September 30, 2025.
Related Brands
Product sales are generally through our direct sales force and network of brokers and distributors primarily with large retailers, pet superstores, e-commerce, food and drug retailers, warehouse clubs and other pet specialty retail, with a significant concentration of sales to a limited group of retail customers each exceeding 10% of segment sales, consisting of Amazon and Walmart, representing approximately 34% of segment sales for the year ended September 30, 2025. A portion of sales are from installation and maintenance services on commercial aquariums. Live fish under the GloFish® brand are produced, marketed, and sold by an independent third-party breeder through a supply and licensing agreement with the Company. Segment sales remain mostly consistent throughout the year with slight variations during holiday periods. Our sales by quarter as a percentage of annual net sales during the year ended September 30, 2025 are as follows:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
24%	25%	24%	27%
Markets for our products are highly competitive where we compete based upon brand strength, product innovation, quality, performance, advertising and brand awareness, value, dependency and strength in our relationships with our retail partners and distributors. Primary competitors are Mars Corporation, Nestle Purina, and the Central Garden & Pet Company, each of which sells a comprehensive line of pet products and brands that competes across product categories. The pet supplies product category is highly fragmented with no competitor holding a substantial market share and consists of small companies with limited product lines, including private label products and suppliers.
Most all chews products along with other aquatics equipment and companion animal hard goods are also produced at third-party suppliers in the APAC region. We maintain ownership of most tooling and molds used by third-party suppliers. Product purchased from third-party suppliers are susceptible to fluctuations in transportation costs, government regulations and tariffs, and foreign currency exchange rates. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
Aquatics and certain other companion animal products are produced in various manufacturing plants located in the U.S. and Germany, including the production of glass aquariums in in our Noblesville, IN facility, shampoos and aquarium salt in our Blacksburg, VA facility, OmegaSea® fish food with bird and other small animal products manufactured in our Bridgeton, MO facility, and most Tetra® aquatics nutrition and care products manufactured in our Melle, Germany facility. We continually evaluate capacity at our manufacturing facilities and related utilization. In general, we believe our existing facilities are adequate for our present and foreseeable future operating needs. Majority of our shipments are made via common carriers with strategically located distribution centers within the respective operating regions for the segment.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Home and Garden (H&G)
H&G sells products in the household and outdoor controls, repellents, and cleaning product categories. Household controls include pest control solutions such as spider and scorpion killers, ant and roach killers, flying insect killers, insect foggers, wasp and hornet killers, and bedbug, flea and tick control products. Outdoor controls include weed control solutions and insect and animal repellents, such as aerosols, granules, and ready-to-use spray or hose-and-ready-to-sprays. Repellents include personal use pesticides and insect repellent products, including aerosols, lotions, pump sprays and wipes; in addition to area repellents such as yard sprays and citronella candles. Cleaning includes household surface cleaning, maintenance, and restoration products, including bottled liquids, mops, and wipes. The following is an overview of H&G net sales by product category and geographic region (based upon destination) for the year ended September 30, 2025.
Related Brands
Product sales are generally through our direct sales force and network of brokers and distributors primarily with large retailers, home improvement centers, mass merchants, dollar stores, hardware stores, lawn and garden distributors, food and drug retailers, and e-commerce with a significant concentration of sales to a limited group of retailer customers each exceeding 10% of segment sales, consisting of The Home Depot, Lowe’s and Walmart, representing approximately 64% segment sales for the year ended September 30, 2025. Segment sales typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) and are generally lowest in the last three months of the calendar year (the Company’s first quarter) due to customer purchasing patterns, timing of promotional activities and seasonal sales activity impacted by changes in weather conditions. Quarterly sales as a percentage of annual net sales during the year ended September 30, 2025, are as follows:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
16%	27%	33%	24%
Markets for our products are highly competitive where we compete based upon brand strength, product innovation, quality, performance, advertising and brand awareness, value, dependency and strength in our relationships with our retail partners and distributors. Primary competitors include The Scotts Miracle-Gro Company (Ortho, Roundup, Tomcat), S.C. Johnson & Son, Inc. (Raid, OFF!), Central Garden & Pet (AMDRO, Sevin), SBM Company (BioAdvanced), Henkel AG & Co. KgaA (Combat), Bona AB (Bona), and Procter & Gamble (Swiffer, Zevo).
H&G produces the majority of its products in one facility in Vinita Park, MO, with production primarily consisting of liquids and aerosols, and the remaining portion of products being produced by various third-party manufacturers, consisting of granulates, candles, baits & traps, wipes and Rejuvenate® cleaning products. The main raw materials purchased are plastic bottles, steel aerosol cans, corrugate, active ingredients, and bulk chemicals. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, inflation, government regulations, and tariffs. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity. Majority of our shipments are made via common carriers with a strategically located distribution center in Edwardsville, IL.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships, and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Home and Personal Care (HPC)
HPC sells products in the small home appliances and personal care appliance product categories. Home appliances products consist of small kitchen appliances including toaster ovens, coffeemakers, slow cookers, air fryers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, and bread makers, cookware and cookbooks. Personal care products consist of hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women's shavers, and haircut kits. The following is an overview of net sales by product category and geographic region (based upon destination) for the year ended September 30, 2025.
Related Brands
Product sales are generally through our direct sales force and network of brokers and distributors primarily with large retailers, e-commerce, wholesalers, distributors, warehouse clubs, food and drug retailers and specialty retail outlets with a significant concentration of sales to a limited group of retail customers each exceeding 10% of segment sales, consisting of Amazon and Walmart, representing approximately 42% of segment sales for the year ended September 30, 2025. A portion of sales are also direct-to-consumer through direct response television, brand websites, and other online marketplaces. Segment sales tend to increase during the December holiday season (the Company’s fiscal first quarter) and late summer months for “back-to-school” sales (the Company’s fiscal fourth quarter). Quarterly sales as a percentage of annual net sales during the year ended September 30, 2025, are as follows:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
30%	22%	22%	26%
All brands and tradenames noted above are owned by the Company, with the exception of Black+Decker® (“B+D”) and Emeril Legasse® ("Emeril") which are subject to trademark license agreements. The B+D brand is subject to a trademark license agreement with the license holder, Stanley Black+Decker, pursuant to which we license the brand in NA and LATAM for certain designated products types of home appliances for a fee based on a percentage of sales, subject to minimum annual royalty payments, maximum annual return rates and promotional spending commitments, and having an expiration of December 31, 2027 with two subsequent four-year renewal rights each based upon meeting certain sales metrics, with minimum royalty subject to adjustment for each renewal period; potentially extending the total contract term to December 31, 2035. See Note 5 – Revenue Recognition and Receivables included in the Notes to the Consolidated Financial Statements for further detail on concentration of sales exceeding 10% of consolidated and segment sales from B+D product sales. The Emeril brand is subject to a trademark license agreement with the license holder, Martha Stewart Living Omnimedia, Inc., pursuant to which we license the brand within NA, Mexico, Australia, and the United Kingdom for certain designated product types of home appliances for a fee based on a percentage of sales expiring on December 31, 2027. Sales subject to the Emeril license do not have a concentration greater than 10% of consolidated or segments sales. We own the right to use the Remington® trademark for personal care products through the terms of an agreement between a wholly-owned subsidiary of the Company, Remington Products, LLC, and a separate third party, Remington Arms Company, Inc., which provides shared use of the trademark on products not considered "principal products of interest" for either company.
Markets for our products are highly competitive where we compete based upon brand strength, product innovation, quality, performance, advertising and brand awareness, value, dependency and strength in our relationships with our retail partners and distributors. Primary competitors for the home appliances product category within our HPC segment include Newell Brands (Sunbeam, Mr. Coffee, Crockpot, Oster), De’Longhi America (DeLonghi, Kenwood, Braun), SharkNinja (Shark, Ninja), Hamilton Beach Holding Co. (Hamilton Beach, Proctor Silex), Sensio, Inc. (Bella), SEB S.A.(T-fal, Krups, Rowenta), Whirlpool Corporation (Kitchen Aid), Conair Corporation (Cuisinart, Waring), Versuni (Philips), Donlim (Morphy Richards), Gourmia, and private label brands for major retailers. Primary competitors for the personal care product category within our HPC segment include Koninklijke Philips Electronics N.V. (Norelco), The Procter & Gamble Company (Braun), Conair Corporation, Wahl Clipper Corporation, Helen of Troy Limited, SharkNinja (Shark), and Dyson Limited (Dyson).
Substantially all segment products are manufactured by third-party suppliers located in the APAC region, the prices of which may be susceptible to changes in transportation costs, government regulations and tariffs, and changes in currency exchange rates. We maintain ownership of most tooling and molds used by our suppliers. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity. The majority of our shipments are made via common carriers with strategically located distribution centers within the respective operating regions of the segment.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Human Resources
Employee Profile
At Spectrum Brands, everything we do is led by our values of trust, accountability, and collaboration to serve our customers, consumers, and communities and accomplish our mission to Make Living Better at Home. Our workplace culture is centered around practices that support our communities and promote sustainable practices and a diverse and inclusive workforce.
As of September 30, 2025, we have approximately 3,000 full-time employees worldwide. Approximately 32% of our total labor force is covered by collective bargaining agreements, of which approximately 57% is subject to regular and ongoing negotiations as an ordinary course of business with our work councils. No applicable collective bargaining agreement is scheduled or expected to expire within the next 12 months. We believe that our overall relationship with our employees is good.
Employee Wellness
We encourage our employees to “Speak Up,” “Be Accountable,” “Take Action,” and “Grow Talent,” all in the efforts to promote innovation, trust, accountability and collaboration. The result is a work environment that encourages the well-being of our employees and the development of our future leaders.
Employee Health and Safety
We are committed to the Environmental Health and Safety (“EHS”) safety of our employees and maintaining our strong safety performance as we continue to operate and grow our global business. The keys to our EHS success are a workforce that is engaged, a management team who supports and invests in employee safety, regular employee trainings on EHS topics, and the leadership of our skilled EHS team. Our team has dedicated EHS professionals at our individual sites to train employees and ensure compliance with applicable safety standards and regulations. The team hosts regular meetings to share information and discuss best practices and learnings across plants.
Environmental, Social and Governance
Spectrum Brands is committed to further enhancing our ESG efforts and recognizes the impact our business has on our communities and the world. We believe in making a positive difference in the communities in which we live and work and strive to discharge our corporate social responsibilities from a global perspective and throughout every aspect of our operations, consistent with our focus on creating value for all of our stakeholders over the long term. Our decisions regarding business strategy, operations and resource allocation are guided by this purpose and are rooted in our core values. The Board of Directors of the Company (the "Board of Directors") recognizes the negative effect that poor environmental practices and human capital management may have on us and our returns. Accordingly, our Board of Directors considers and balances the impact on the environment, people and the communities of which we are a part in deciding how to operate our business. Our Board of Directors receives periodic reports regarding our risk exposure and risk mitigation efforts in these areas.
We are committed to operating our business with all stakeholders in mind and with a view toward long-term sustainability and value creation, even as our business and society face a variety of existing and emerging challenges. We leverage our expertise, along with external partners, to help address these challenges. While our corporate social responsibility commitments address many areas, we focus on five key priorities: (i) product and content safety; (ii) environmental sustainability; (iii) human rights and ethical sourcing; (iv) employee safety and well-being; and (v) belonging and inclusion.
Talent Development
Spectrum Brands is committed to developing our future leaders at every level. Our talent processes start with understanding what current and future talent is needed to deliver business goals, followed by a talent review process to assist managers with evaluating talent.
Learning and development are a critical part of creating our culture of high performance and innovation. We believe in transparency and accountability and utilize performance and development plans to assess and develop career plans, mobility and developmental goals to align with our overall work environment.
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
Belonging and Inclusion
Spectrum Brands takes a holistic approach to belonging and inclusion ("BeIn"). We believe that supporting and promoting inclusion across our business and society makes the world a better place for all. We believe that the more inclusive we are as a company, the stronger our business will be. We support the personal and professional growth of our diverse worker base, with a goal of positively impacting their lives and well-being.
To further these efforts, we have established a U.S. Belonging & Inclusion Council, comprised of employees with diverse backgrounds and perspectives who advocate and advise on ways to advance the BeIn dialogue and drive meaningful cultural change at the company. In furtherance of these efforts, we have implemented leadership training for our senior leaders across the Company to foster an inclusive and welcoming workplace.

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
Additionally, any disruption to global supply chains or shipping channels, such as recently announced tariffs, a government shutdown, war, natural disaster or global pandemic, could affect the ability of our third-party service providers to meet their contractual obligations to us. The impact of such global disruptions to the economic conditions of our suppliers cannot be predicted. Further, our suppliers may be unable to access financing or become insolvent for any other reasons and thus become unable to supply us with products. Failure of these third parties to meet their contractual, regulatory, confidentiality or other obligations to us could result in material financial loss, higher costs, regulatory actions, and reputational harm.

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
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic disruptions, such as: a slow-down in the general economy; reduced market growth rates; increased inflation rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; the deterioration of economic relations between countries or regions, including potential negative consumer sentiment toward non-local products or sources; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to, or collect funds from, our customers, vendors and suppliers. Additionally, economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.
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
As a result of consolidation of retailers that has occurred during the past several years, particularly in the U.S. and the European Union (“EU”), and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a limited group of customers. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, retail inventory levels and requirements influencing their purchasing, consumer shopping behavior and patterns, and changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. Our success is dependent on our ability to manage our retailer relationships, including offering mutually acceptable trade terms. Concentration of sales are further discussed in Item 1 - Business above and Note 5 - Revenue Recognition and Receivables in the Notes to the Consolidated Financial Statements.
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
Our dependence on a few suppliers for certain of our products makes us vulnerable to supply disruption.
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
While we currently expect to negotiate continuations to the terms of collective bargaining agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition. For additional information see the discussion over the Company’s labor force subject to collective bargaining agreements under the caption Employee Profile in Item 1 - Business above.
Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity and pension contributions in future periods.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for the defined benefit pension plans for which we are responsible. Generally Accepted Accounting Principles in the U.S. (“GAAP”) requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended. Refer to Note - 14 Employee Benefit Plans in the Notes to the Consolidated Financial Statements for additional information and disclosure over defined benefit plans.
Our business may be materially affected by changes to fiscal and tax policies that could adversely affect our results of operations and cash flows.
We operate globally and changes in tax laws could adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The legislation, which became effective on January 1, 2018, significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, a minimum tax on foreign earnings, limitations on deduction of business interest expense and limits on deducting compensation to certain executive officers. Additional tax regulations and interpretations of the Tax Reform Act have been, and continue to be, issued, some with retroactive application dates and some which materially impacted the Company. The Company understands that other U.S. taxpayers have or plan to challenge the constitutionality of a set of regulations that had a material impact on the Company. If the regulations were ruled unconstitutional, the Company could be favorably impacted. New or revised interpretations of the Tax Reform Act and state conformity with its provisions could have a material impact on the valuation allowance recorded on U.S. state net operating losses. Certain of these changes could have a negative or adverse impact on the operating results and cash flows of the Company. In addition, our future income tax obligations and effective tax rates could be adversely affected by changes in, or interpretations of, tax laws, regulations, policies, or decisions in the U.S. as a result of the One Big Beautiful Bill Act (the "Act"), which was signed into law on July 4, 2025. The Act contains numerous provisions related to corporate income taxes with various effective dates, which could have a negative or adverse impact on the operating results and cash flows of the Company. See Note 15 – Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the impact from the Tax Reform Act.

We may not be able to fully utilize our U.S. tax attributes.
The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, and federal and state tax credits that will expire if unused. We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets related to loss and credit carryforwards will not create tax benefits in the future. As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize. Changes to state conformity to the provisions of the U.S. federal income tax law could have a material impact on the valuation allowance recorded on U.S. state net operating losses. For further discussion on the Company’s federal and state NOLs, credits, and applicable valuation allowance see Note 15 – Income Taxes in the Notes to the Consolidated Financial Statements.
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
The execution of our strategic initiatives could entail repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would reduce our earnings. We cannot guarantee that any future business acquisitions or divestitures will be pursued or that any acquisitions or divestitures that are pursued will be consummated. For example, the Company had disclosed intentions to look for acquisitions for the GPC and H&G businesses and to strategically separate the HPC business, but there are no assurances that any such acquisitions or divestitures may be consummated.
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
Many of these factors are outside of our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition, and results of operations. As of September 30, 2025, the Company believes it has assessed appropriate risks and recognized applicable losses and reserves reflecting the net assets of the Company, however there may be additional risks posed to the Company from the acquisition of the Tristar Business and its integration with the Company.
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
In May 2024, Spectrum Brands, Inc. (“SBI”) issued $350.0 million aggregate principal amount of Exchangeable Notes, which are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SBH and, subject to certain exceptions, each of SBI’s existing and future domestic subsidiaries that guarantee other debt securities issued by SBI or SBH in the form of senior unsecured notes or convertible or exchangeable notes. Prior to March 1, 2029, the Exchangeable Notes are exchangeable at the option of the holders only under certain conditions or upon occurrence of certain events as described in Note 9 - Debt in the Notes to the Consolidated Financial Statements. Upon any exchange of the Exchangeable Notes, SBI is required to settle the principal amount (or, if less, the conversion value) of the Exchangeable Notes in cash upon any exchange of the Exchangeable Notes. As a result, if holders of the Exchangeable Notes elect to exchange their Exchangeable Notes, SBI will be required to make cash payments in respect of the Exchangeable Notes being exchanged. Holders of the Exchangeable Notes also have the right to require SBI to repurchase all or a portion of their Exchangeable Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Exchangeable Notes) at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any. If the Exchangeable Notes have not previously been exchanged, redeemed or repurchased, SBI will be required to repay the outstanding principal amount of the Exchangeable Notes, plus accrued and unpaid interest, if any, in cash at maturity. The Exchangeable Notes are scheduled to mature on June 1, 2029.
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
In connection with the issuance of the Exchangeable Notes, we entered into privately negotiated capped call transactions with various option counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock initially underlying the Exchangeable Notes. The Capped Calls are expected generally to reduce the potential dilution to our common stock and/or offset any potential cash payments we are required to make in excess of the principal amount upon any exchange of the Exchangeable Notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price, which is $158.90 per share of our common stock.
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
In connection with the pricing of the Exchangeable Notes, we entered into the Capped Calls. Please refer to Note 9 - Debt in the Notes to the Consolidated Financial Statements. The Capped Calls are expected generally to reduce the potential dilution to our common stock and/or offset any potential cash payments we are required to make in excess of the principal amount upon any exchange of the Exchangeable Notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are complex transactions that are not part of the terms of the Exchangeable Notes and may not operate as planned. If the Capped Calls do not operate as we intend, it may have an effect on the price of the Exchangeable Notes or our common stock.

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
The issuance of additional stock in connection with acquisitions, financings, our equity incentive plans, the Exchangeable Notes, or otherwise will dilute all other shareholders. Our Amended Restated Certificate of Incorporation authorizes us to issue up to two hundred million shares of common stock with such rights and preferences as may be determined by our Board of Directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our shareholders. We intend to continue to evaluate strategic acquisitions or opportunities in the future. We may pay for such acquisitions or opportunities, in part or in full, through the issuance of additional equity securities. Further, the exchange of some or all of the Exchangeable Notes will dilute the ownership interests of existing shareholders to the extent SBI delivers shares of our common stock upon exchange of any of the Exchangeable Notes.
Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our indebtedness.
We have, and we expect to continue to have, substantial indebtedness. See Note 9 - Debt in the Notes to the Consolidated Financial Statements for additional detail. Our indebtedness has had, and could continue to have, adverse consequences for our business, and may:
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
A significant portion of our net sales are to customers outside of the U.S. See Note 5 - Revenue Recognition and Receivables and Note 20 – Segment Information in the Notes to the Consolidated Financial Statements for sales by geographic region. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:
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
Our international sales and certain of our expenses are transacted in foreign currencies. See Note 5 - Revenue Recognition and Receivables and Note 20 – Segment Information , in the Notes to the Consolidated Financial Statements for sales by geographic region. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our sales through our pricing for certain segments or products sold in international jurisdictions, our purchasing activity and cost of goods sold, and our overall operating margins, which could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from, and loans to, our subsidiaries, as well as sales to, purchases from, and bank lines of credit with, our customers, suppliers and creditors that are denominated in foreign currencies.
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
While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure to currency fluctuations. See Note 11 - Derivatives in the Notes to the Consolidated Financial Statements for further detail on related hedging activity.

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
Recent changes in the U.S. federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization. The U.S. has withdrawn from the Trans Pacific Partnership Agreement (“TPPA”), which may affect the Company’s ability to leverage lower cost facilities in territories outside of the U.S. Additionally, on November 30, 2018 the U.S., Mexico, and Canada signed a replacement trade deal for NAFTA known as the U.S.-Mexico-Canada Agreement (“USMCA”), which was subsequently ratified by each government. The USMCA maintains duty-free access for most products and leaves most key provisions of the NAFTA agreement largely intact. Any additional assertive trade policies could result in further conflicts with U.S. trading partners, which could affect the Company’s supply chains, sourcing, and markets. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase our operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the U.S. were to materially modify or replace any international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on our business, financial condition and results of operations.
We face risks associated with our international suppliers and supply chains, including those related to unfavorable and uncertain regulatory, political, economic, tax, tariff, export and import controls imposed by the U.S. and other governments
The U.S. has announced and implemented changes to existing U.S. trade policy, including increasing tariffs on imports, in many cases significantly, and potentially renegotiating or terminating existing trade agreements. The exact scope of any such tariffs or changes to existing trade agreements, that will ultimately be implemented is not known at this time, and the impacts on our business and costs of our products is uncertain. In response, a number of countries, including several in Europe as well as China, have imposed retaliatory tariffs on a wide range of American products. Additional tariffs could be imposed by the U.S. or on the U.S.’ response to actions taken by the U.S. government.

A large percentage of our products that we sell in the U.S. are manufactured in or sourced from China. The imposition of tariffs on products imported by us from China have in some cases required us to increase prices to our customers or and/or resulted in lowering our gross margin on products sold. Our attempts to mitigate potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing and/or increases in the selling prices of some of our products and services, may not be successful. Impacts from potential deterioration in geopolitical or trade relationships between the U.S. and other countries, particularly China and EU member states, could have, and any similar future action may have, a material adverse effect on our business, financial condition and result of operations. Further, we cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those with China, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the U.S. or by other countries.

We are subject to risks associated with importing goods and materials from foreign countries.
A portion of goods and materials may be sourced by vendors and by us outside of the U.S.. Although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from abroad, there can be no assurance that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our results of operations.
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
We rely extensively on information technology ("IT") systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business.
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
In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our customers, suppliers and vendors. Despite our security measures and those of third parties with whom we do business, our respective systems and facilities and those of our third-party vendors may be vulnerable to security incidents, disruptions, cyberattacks, ransomware, data breaches, viruses, phishing attacks and other forms of social engineering, denial-of-service attacks, third-party or employee theft or misuse and other negligent actions. Hackers, data thieves and rogue insiders are increasingly sophisticated and operate social engineering, such as phishing, and large-scale, complex automated attacks that can evade detection for long periods of time. Any breach of our or our service providers’ network, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers,’ users’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach. Insurance policies that may provide coverage with regard to such incidents may not cover any or all of the resulting financial losses.

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the EU adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, and California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, has been amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023. In addition, approximately 20 other states have adopted similar comprehensive privacy laws, which may require companies to change their practices for collecting and handling personal information. These laws impose additional obligations on companies such as ours regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR, CCPA, CPRA and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.
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
Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: RUSHEE and WEEE discussed above. Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries. See the risk factor Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries.

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
Certain of our products sold through, and facilities operated under, each of our business segments are regulated by the Environmental Protection Agency (“EPA”), the Food and Drug Administration (“FDA”), the U.S. Department of Agriculture or other federal or state consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain, or the cancellation of, any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.
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

The U.S. Toxic Substances Control Act (“TSCA”) was amended in 2016, and the EPA is currently evaluating additional chemicals for regulation under that amended law. Certain of our products may be manufactured using chemicals or other ingredients that may be subject to regulation under current TSCA regulations, and other chemicals or ingredients may be regulated under the law in the future. We do not expect that compliance with current or future TSCA regulations will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material.
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
Certain of our products may be regulated under programs within the U.S., Canada, or in other countries that may require that those products and the associated product packaging be recycled or managed for disposal through a designated recycling program. Some programs are funded through assessment of a fee on the manufacturer and suppliers, including the Company. We do not expect that such programs will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material.
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
The analysis required by GAAP entails significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, financial condition and operating results. See Note 8 – Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements for further detail.
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
Our Restated Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our Amended and Restated Certificate of Incorporation or our Restated Bylaws, any action to interpret, apply, enforce, or determine the validity of our Amended and Restated Certificate of Incorporation or our Restated Bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
Certain provisions of our Amended and Restated Certificate of Incorporation, Restated Bylaws, and of the Delaware General Corporation Law (the “DGCL”) have anti-takeover effects and could delay, discourage, defer or prevent a tender offer or takeover attempt that a stockholder might consider to be in the stockholder’s best interests.
Certain provisions of our Amended and Restated Certificate of Incorporation and Restated Bylaws and the DGCL may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in the best interests of the Company and its stockholders. Such provisions include, among other things, those that:
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
•opt in to Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in a “business combination” with any interested stockholder (generally speaking a stockholder who holds 15% or more of our voting stock) for three years from the date such stockholder becomes an interested stockholder unless certain conditions are met; and
•subject to certain exceptions, prohibit any person from acquiring shares of our common stock if such person is, or would become as a result of the acquisition, a “Substantial Holder” (as defined in our Amended and Restated Certificate of Incorporation).
These provisions may frustrate or prevent attempts by stockholders to cause a change in control of the Company or to replace members of its Board of Directors.
The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.
Our stock price has been highly volatile. From October 1, 2024 through September 30, 2025, the closing sale price of our common stock has been as low as $50.31 per share and as high as $94.48 per share. Many factors, including some we may be unable to control, may influence the price of the common stock including, without limitation, the following:
•loss of any of our key customers or suppliers, including our B+D licensing agreement with Stanley Black+Decker;
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
Cybersecurity governance
Our Board of Directors oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face, including those related to cybersecurity. The Board of Directors has delegated oversight of cybersecurity, including privacy and information security, as well as enterprise risk management to the Audit Committee. In connection with that oversight responsibility, our Chief Information Officer ("CIO") provides the Audit Committee and the senior executive management team of the Company information and updates on a range of cybersecurity topics which may include our cybersecurity program and governance processes; cyber risk monitoring and management; the status of projects to strengthen our cybersecurity and privacy capabilities; recent significant incidents or threats impacting our operations, industry, or third-party suppliers; and the emerging threat landscape. Our head of Internal Audit also meets with our executive management team and the Audit Committee on a quarterly basis and reports on processes and activities, including applicable cyber risk management, pertinent to enterprise risk management.
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
ITEM 2.    PROPERTIES
Our principal executive office is in Middleton, Wisconsin. The Company owns and leases properties supporting our administrative, manufacturing and distribution operations in approximately 37 countries, with approximately 5 manufacturing facilities, 31 distribution centers and warehouse storage locations including facilities owned and operated by third-party logistics providers supporting product distribution, and approximately 56 office locations supporting sales and commercial operations, research labs and other administrative functions. We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it. The following lists our principal owned or leased facilities and related function or use.

Location	Function / Use	Owned / Leased	Size (Sqft)	Expiration
U.S. Locations
Blacksburg, Virginia	Manufacturing Facility - GPC	Owned	208,000	n/a
Bridgeton, Missouri	Manufacturing Facility - GPC	Leased	153,300	2029
Earth City, Missouri	Administrative Offices and NA Shared Operations	Leased	112,000	2035
Edwardsville, Illinois	Distribution Center - GPC	Leased	1,017,800	2030
Edwardsville, Illinois	Distribution Center - H&G	Leased	1,057,800	2028
Middleton, Wisconsin	Administrative Offices and NA Shared Operations	Leased	252,100	2034
Noblesville, Indiana	Manufacturing Facility - GPC	Owned	382,200	n/a
Redlands, California	Distribution Center - HPC	Leased	984,000	2036
Vinita Park, Missouri	Manufacturing Facility - H&G	Leased	445,400	2030
Non-U.S. Locations
Borgholzhausen, Germany	Distribution Center - GPC	Leased[1]	95,000	2026
Manchester, UK	Administrative Offices and EMEA Shared Operations	Owned	170,000	n/a
Melle, Germany	Manufacturing Facility - GPC	Owned	398,300	n/a
Mentone, Australia	Distribution Center - HPC	Leased	336,900	2027
Worksop, UK	Distribution Center - GPC	Leased[1]	128,500	2030
Nuremberg, Germany	Distribution Center - HPC	Leased[1]	242,100	2026
Wombourne, UK	Distribution Center - HPC	Leased	130,700	2030
1 Location not directly leased by the Company but operated through agreements with third party logistics service providers.

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
As of November 11, 2025 there were approximately 963 holders of record based upon data provided by the transfer agent for the SBH’s common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Equity Plans
Equity based incentive and performance compensation awards provided to employees, directors, officers and consultants were issued pursuant to the following awards plans:
•Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan as approved and amended by the stockholders.
•Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan, as approved and amended by stockholders.
The following is a summary of the authorized and available shares per the respective plans:

(number of shares, in millions)	Authorized	Available
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	7.1	0.3
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	2.6	1.7
Refer to Note 17 – Share Based Compensation in the Notes to our Consolidated Financial Statement for additional information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the common stock repurchases for the three month period ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan[1]	Approximate Dollar Value of Shares That May Yet Be Purchased
June 30, 2025 to July 27, 2025	190,743	$55.86	190,743	$104,876,380
July 28, 2025 to August 24, 2025	209,593	55.66	209,593	93,210,511
August 25, 2025 to September 30, 2025	313,158	54.21	313,158	76,234,107
________________________________________
1 On May 20, 2024, the Company announced a $500 million (the "Maximum Amount") common stock repurchase program authorized by its Board of Directors, which is effective from May 20, 2204 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company's Board of Directors.
The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements, and may use funds received from its divestitures to support the common stock repurchase program. See Note 16 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements for further detail.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock to the cumulative total return of the Russell 1000 Financial Index, the S&P 500 Household Products Index. The comparison below assumes that $100 was invested in the common stock of SBH from September 30, 2020 until September 30, 2025. The comparison is based upon the closing price of the common stock, as applicable, and assumes the reinvestment of all dividends, if any. The returns of each of the companies in our peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stockholder return shown on the graph below is not necessarily indicative of future performance and will not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
09/30/20
09/30/21
09/30/22
09/30/23
09/30/24
09/30/25
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
Non-GAAP Measurements
Our consolidated results contain non-GAAP metrics such as organic net sales, Adjusted EBITDA and Adjusted EBITDA margin. While we believe organic net sales and Adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the U.S. (“GAAP”) and should be read in conjunction with those GAAP results.
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
The following is a reconciliation of net sales to organic net sales of for the year ended September 30, 2025, compared to net sales for the year ended September 30, 2024.

	2025			2024	Variance
Year Ended (in millions, except %)	Net Sales	Effect of Changes in Foreign Currency	Organic Net Sales
GPC	$1,082.5	$(9.2)	$1,073.3	$1,151.5	$(78.2)	(6.8%)
H&G	572.8	—	572.8	578.6	(5.8)	(1.0%)
HPC	1,153.7	7.1	1,160.8	1,233.8	(73.0)	(5.9%)
Total	$2,809.0	$(2.1)	$2,806.9	$2,963.9	(157.0)	(5.3%)

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and adjusted EBITDA margin are non-GAAP metrics used by management, which we believe are useful to investors to measure the operational strength and performance of our business. These metrics provide investors additional information about our operating profitability for certain non-cash items, non-routine items we do not expect to continue at the same level in the future, as well as other items not core to our continuing operations. By providing these measures, together with a reconciliation of the most directly comparable GAAP measure, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives, as securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities, and they are regularly used by management and our Board of Directors for internal purposes in evaluating our business performance, making budgeting decisions, and comparing our performance against other peer companies using similar measures. They facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. See Note 9 – Debt in the Notes to the Consolidated Financial Statements for additional detail.
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income from continuing operations. Adjusted EBITDA also excludes certain non-cash adjustments including share based compensation (see Note 17 - Share Based Compensation in the Notes to the Consolidated Financial Statements for further detail); impairment charges on property, plant and equipment, right of use lease assets, and goodwill and other intangible assets, (See Note 7- Property, Plant and Equipment, Note 10 - Leases and Note 8 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements for further detail, as applicable); gain or loss from the early extinguishment of debt (See Note 9 - Debt in the Notes to the Consolidated Financial Statements for further detail, as applicable); and purchase accounting adjustments recognized in income subsequent to an acquisition attributable to the step-up in value on assets acquired. Additionally, the Company will further recognize adjustments from adjusted EBITDA for other costs, gains and losses that are considered significant, non-recurring, or otherwise not supporting the continuing operations and revenue generating activity of the segment or Company, including but not limited to, exit and disposal activities, or incremental costs associated with strategic transactions, restructuring and optimization initiatives such as the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure the Company and its operations. Adjusted EBITDA margin is adjusted EBITDA as a percentage of reported net sales.
The following is a reconciliation of net income from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for the years ended September 30, 2025 and 2024.

(in millions, except %)	2025	2024
Net income from continuing operations	$100.2	$99.3
Income tax (benefit) expense	(13.0)	64.3
Interest expense	30.0	58.5
Depreciation	56.4	57.3
Amortization	41.6	44.5
Share based compensation	20.5	17.5
Non-cash impairment charges	24.4	50.3
Non-cash purchase accounting adjustments	—	1.2
Gain from early extinguishment of debt	—	(2.6)
Exit and disposal costs	8.8	1.0
HHI separation costs[1]	1.5	3.9
HPC separation initiatives[1]	0.9	13.4
Global ERP transformation[1]	9.2	15.0
HPC product recall[2]	—	6.9
Representation and warranty insurance proceeds[3]	—	(65.0)
Litigation costs[4]	3.5	2.9
Other[5]	5.1	3.4
Adjusted EBITDA	$289.1	$371.8
Net sales	$2,809.0	$2,963.9
Net income from continuing operations margin	3.6%	3.4%
Adjusted EBITDA margin	10.3%	12.5%
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
3 Gain from the receipt of insurance proceeds on representation and warranty policies associated with the Tristar Business acquisition. See Note 19 Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further detail.
4 Litigation costs primarily associated with the Tristar Business acquisition. See Note 19 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further detail.
5 Other is attributable to (1) other project costs associated with distribution center transitions; (2) key executive severance costs; and (3) loss from the sale and deconsolidation of a Romania joint venture subsidiary during the year ended September 30, 2025, and the liquidation and deconsolidation of a Russia operating subsidiary during the year ended September 30, 2024.

Business Overview
The following section provides a general description of our business as well as recent developments for the years ended September 30, 2025 and 2024, which we believe are important to understanding our results of operations, our financial condition, and anticipated future trends. Refer to Item 1 - Business and Note 1 - Description of Business in the Notes to the Consolidated Financial Statements for an overview of our business. For a discussion of our fiscal 2023 results, please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on November 15, 2024.
Recent Developments
U.S. Tariffs and Global Macro-Economic Environment
The changes to U.S. trade policy with the introduction of incremental U.S. tariffs on imported goods, especially on Chinese imports, are expected to have a significant impact to our operations, increasing costs for sourced products, materials and components, and thus raising cost of goods sold and pressuring profit margins. To mitigate this, the Company has adjusted prices to pass on some costs to customers and is actively managing its supply chain and engaging suppliers to support cost sharing or expand supply chain diversification, which can further impact our ability to supply customers timely during periods of such transitions. With the incremental tariffs on Chinese imports announced in early April 2025, we had temporarily paused virtually all finished goods imports out of China. Following further amendments to the interim tariff rates in June 2025, we had subsequently reinstated our imports of finished goods without substantial risk to margin realization, but we have recognized some impact on near-term fulfillment and distribution as part of our operating results, which are considered short-term and non-recurring.
The changing tariff policies impact all segments to varying degrees, most significantly with the HPC segment as most all products supporting the U.S. business are imported from southeast Asia, with the majority coming from China. The HPC business has been actively pursuing sourcing alternatives and moving production to diversify its supply chain and more effectively manage risk. Over 60% of net sales in the HPC segment are driven through international markets and are not directly impacted by U.S. tariffs. During the year ended September 30, 2025, the HPC segment temporarily paused Chinese imports coming into the U.S., as such the U.S. business in the HPC segment was limited to its current and in-transit inventory, impacting operating results. As we have reinstated our supply chain to import product, the HPC business normalized its fulfillment and distribution by the end of the fiscal year.
The GPC business had certain aquatic equipment and chews & treats products that are sourced out of China, but has a higher degree of diversity within its product sourcing with major suppliers outside of China, which has allowed it to move production more swiftly to alternative supply. The GPC segment temporarily paused finished goods imports from China coming into the U.S., but were reinstated. GPC also manufactures aquatics nutrition products at its facility in EMEA and imports such products into the U.S., which are also subject to the enacted tariffs. The Company has predominantly mitigated the impact from tariffs primarily through pricing adjustments and cost management.
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

Strategic transactions, restructuring and optimization initiatives
We periodically evaluate and enter into strategic transactions that may result in the acquisition or divestiture of a business and develop or enter into restructuring and optimization initiatives to improve efficiencies and utilization to reduce costs, increase revenues and improve margins which impacts the comparability of the financial information of the consolidated group and or segments by incremental amounts attributable to such transactions and initiatives. Such changes and updates are inherently difficult and are made even more difficult by current global economic conditions. Our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors, or inflation and increased interest rates, many of which are beyond our control. The following is a summary of incremental costs attributable to strategic transactions and business development costs that are considered as having a significant impact on the comparability of the financial results during the years ended September 30, 2025 and 2024, included as Selling, General & Administrative expense on the Consolidated Statements of Income:

(in millions)	2025	2024
HHI separation costs[1]	$1.5	$3.9
HPC separation initiatives[2]	0.9	13.4
Global ERP transformation[3]	9.2	15.0
Other project costs[4]	0.9	0.4
Total	$12.5	$32.7
Reported as:
Selling, general & administrative	12.5	32.7
________________________________________
1 Costs attributable to the HHI separation consisting of costs to facilitate separation and transition of systems and processes subject to transition services agreements (“TSAs”), which closed effective June 2025. No further costs are anticipated to be incurred. See Note 3 - Divestitures in the Notes to the Consolidated Financial Statements for further discussion.
2 Costs attributable to efforts to facilitate a strategic separation of the HPC segment either through a spin, merger or sale, consisting of legal and professional fees to facilitate transaction opportunities and diligence, consult on tax and compliance implications, legal entity restructurings, system and process segregation, carve-out financials and the confidential filing of a Form 10 registration statement in July 2024. The Company continues to assess potential strategic opportunities for a proposed HPC separation, as well as considerations within the macroeconomic environment that may affect the timing or ability to execute on such initiatives.
3 Costs attributable to a multi-year transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis, including project management and professional services for planning, design, and business process review that do not qualify as software configuration and implementation costs recognized as capital expenditures or deferred costs under applicable accounting principles. The Company has recently extended the project to include its HPC segment and anticipates costs to be incurred through further deployments through September 30, 2026.
4 Other project costs are attributable to distribution center transitions.
Exit and Disposal Activity
The Company periodically recognizes exit and disposal costs primarily consisting of severance and contract termination costs that may be attributable to a reorganization or restructuring of the Company, cost savings initiatives, or in consideration of a recent strategic transaction. Such actions result in the recognition of costs to the Company that are considered incremental and not reflective of the continuing operating costs of the business and may impact the comparability of the consolidated company and its segments. See Note 4 - Exit and Disposal Activities in the Notes to the Consolidated Financial Statements for further discussion.
Refinancing Activity
The following financing activity has a significant impact on the comparability of financial results on the consolidated financial statements. See Note 9 - Debt in the Notes to the Consolidated Financial Statements for additional detail regarding debt and refinancing activity.
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
•During the year ended September 30, 2024, the Company repurchased outstanding bonds in the open market at a discount resulting in the recognition of a gain on extinguishment of 4.7 million.

Consolidated Results of Operations
The following section provides an analysis of our operations for the years ended September 30, 2025 and 2024. For a discussion of our fiscal 2023 results, please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 15, 2024.
The following is summarized consolidated results of operations for the years ended September 30, 2025 and 2024, respectively:

(in millions, except %)	2025	2024	Variance
Net sales	$2,809.0	$2,963.9	$(154.9)	(5.2)%
Gross profit	1,031.9	1,109.3	(77.4)	(7.0)%
Selling, general & administrative	882.6	953.4	(70.8)	(7.4)%
Impairment of intangible assets	16.6	45.2	(28.6)	(63.3)%
Impairment of property, plant and equipment and operating leases	7.8	5.1	2.7	52.9%
Representation and warranty insurance proceeds	—	(65.0)	65.0	n/m
Interest expense	30.0	58.5	(28.5)	(48.7)%
Interest income	(4.2)	(57.5)	53.3	(92.7)%
Gain from early extinguishment of debt	—	(2.6)	2.6	n/m
Other non-operating expense, net	11.9	8.6	3.3	38.4%
Income tax (benefit) expense	(13.0)	64.3	(77.3)	n/m
Net income from continuing operations	100.2	99.3	0.9	0.9%
Income from discontinued operations, net of tax	0.2	25.5	(25.3)	(99.2)%
Net income	100.4	124.8	(24.4)	(19.6)%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the years ended September 30, 2025 and 2024 and the principal components of changes in net sales for the respective periods:

(in millions, except %)	2025	2024	Variance
GPC	$1,082.5	$1,151.5	$(69.0)	(6.0)%
H&G	572.8	578.6	(5.8)	(1.0)%
HPC	1,153.7	1,233.8	(80.1)	(6.5)%
Net Sales	$2,809.0	$2,963.9	(154.9)	(5.2)%

Year Ended (in millions, except %)	GPC		H&G		HPC		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$(77.7)	(6.7)%	$(12.7)	(2.2)%	$(83.3)	(6.8)%	$(173.7)	(5.9)%
Price	(0.5)	—%	6.9	1.2%	10.3	0.8%	16.7	0.6%
Foreign Currency	9.2	0.8%	—	—%	(7.1)	(0.6)%	2.1	0.1%
Total	$(69.0)	(6.0)%	$(5.8)	(1.0)%	$(80.1)	(6.5)%	$(154.9)	(5.2)%
Organic	$(78.2)	(6.8)%	$(5.8)	(1.0)%	$(73.0)	(5.9)%	$(157.0)	(5.3)%
Refer to the Segment Financial Data section below for further discussion on net sales.
Gross Profit. The following is a summary of the gross profit and gross profit margin for the years ended September 30, 2025 and 2024, respectively, and the principal factors contributing to the change between periods.

(in millions, except %)	2025	2024	Variance
Gross Profit	$1,031.9	$1,109.3	$(77.4)	(7.0)%
Gross Profit Margin	36.7%	37.4%	(70)	bps

(in millions, except margin)	Gross Profit	Margin
Price	$16.7	30	bps
Mix	(26.1)	(90)	bps
Volume	(61.9)	10	bps
Cost changes	(19.2)	(60)	bps
Product recalls	6.0	20	bps
Foreign exchange rates	7.1	20	bps
Total	$(77.4)	(70)	bps
Gross profit and gross profit margin decreased primarily due to lower sales volumes, with a margin decrease attributable to inflationary costs and incremental tariffs in the second half of the fiscal year, unfavorable mix, offset by pricing adjustments, mostly in response to tariffs, with favorable foreign currency and prior year product recall costs.

Selling, General & Administrative. The following summarizes the selling, general & administrative costs for the years ended September 30, 2025 and 2024, respectively, including amounts as a percentage of net sales for each respective period.

Year Ended (in millions, except %)	2025	% of Net Sales	2024	% of Net Sales	Variance
Sales, marketing & advertising	$323.6	11.5%	$346.6	11.7%	$(23.0)	(6.6)%
Distribution	248.6	8.9%	266.9	9.0%	(18.3)	(6.9)%
General & administrative	266.0	9.5%	278.1	9.4%	(12.1)	(4.4)%
Research & development	23.2	0.8%	28.1	0.9%	(4.9)	(17.4)%
Strategic transaction, restructuring and optimization	21.2	0.8%	33.7	1.1%	(12.5)	(37.1)%
Total selling, general & administrative	$882.6	31.4%	$953.4	32.2%	(70.8)	(7.4)%
Sales, marketing & advertising decreased due to lower volumes and cost savings initiatives offset by higher costs on marketing and advertising initiatives in the first half of the fiscal year. Distribution costs decreased due to lower volumes plus cost reduction and optimization in our distribution operations and supply chain. General & administrative costs decreased due to lower overhead costs from cost improvement initiatives, partially offset by the expiration of transition service agreements associated with the HHI separation. See Note 3 - Divestitures in the Notes to the Consolidated Financial Statements. Research & development costs decreased due to cost savings initiatives. Strategic transaction, restructuring and optimization costs, including exit & disposal costs, decreased due to lower costs towards HPC separation initiatives and the expiration of transition service agreements associated with the HHI separation, offset by higher exit and disposal costs. See Note 4 - Exit and Disposal Activities in the Notes to the Consolidated Financial Statements for further discussion.
Impairment of Intangible Assets. During the year ended September 30, 2025, the Company recognized impairment charges primarily associated with its PowerXL® tradename in response to a triggering event. During the year ended September 30, 2024, the Company recognized impairment charges primarily associated with its Rejuvenate® and OmegaSea® tradenames in response to a triggering event. See Note 8 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion.
Impairment of Property Plant and Equipment and Operating Leases. During the year ended September 30, 2025, the Company recognized an impairment charge on a finance lease for its offices in Middleton, WI. During the year ended September 30, 2024, the Company recognized an impairment charge on an operating lease asset for a HPC distribution center. See Note 10 - Leases in the Notes to the Consolidated Financial Statements for further discussion.
Representation and Warranty Insurance Proceeds. During the year ended September 30, 2024, the Company recognized a gain of $65.0 million from its representation and warranty insurance policy associated with the Tristar Business acquisition. See Note 19 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion. There was no comparable activity during the year ended September 30, 2025.
Interest Expense. Interest expense decreased due to reduced debt borrowings during the year following previously discussed refinancing activity late in the prior year.
Interest Income. Interest income decreased due to lower balances in term deposits following the use of funds towards previously discussed refinancing activity in the prior year.
Gain From Early Extinguishment of Debt. During the year ended September 30, 2024, the Company recognized a net gain from extinguishment of debt associated with previously discussed refinancing activity. There was no comparable activity during the year ended September 30, 2025.
Other Non-Operating Expense, Net. Other non-operating expense, net increased primarily due to the changes in foreign currency transaction gains and losses.
Income Taxes. The effective tax rate was (14.9)% for the year ended September 30, 2025, compared to 39.3% for the year ended September 30, 2024. Our annual effective tax rate is significantly impacted by income earned outside the U.S. that is subject to U.S. tax including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, state income taxes, and foreign rates that differ from the U.S. federal statutory rate as well as one time impacts from changes in valuation allowances and other deferred tax assets and liabilities. See Note 15– Income Taxes in the Notes to the Consolidated Financial Statements.
Income From Discontinued Operations. Income from discontinued operations primarily reflect changes to indemnifications associated with divested businesses. During the year ended September 30, 2025 gain from discontinued operations was due to settlement of previously accrued tax indemnifications including the lapse of certain statutes of limitations related to the previously accrued tax indemnifications. Income from discontinued operations during the year ended September 30, 2024 were attributable to a tax related indemnification settlement and reduction in previously accrued transaction related costs associated with the HHI separation. See Note 3– Divestitures in the Notes to the Consolidated Financial Statements for further detail.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such a subsidiary’s net income or loss for the period and the percentage interest not owned by the Company. During the year ended September 30, 2025, the Company sold its majority interest in a Romanian joint venture subsidiary resulting in the deconsolidation of the subsidiary and a loss on disposal. As of September 30, 2025, there are no further non-controlling interests recognized.

Segment Financial Data
This section provides an analysis of our results of reportable segments for the years ended September 30, 2025 and 2024. For a discussion of our fiscal 2023 results, please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 15, 2024.
Global Pet Care (GPC)

(in millions, except %)	2025	2024	Variance
Net sales	$1,082.5	$1,151.5	$(69.0)	(6.0)%
Adjusted EBITDA	195.1	216.1	(21.0)	(9.7%)
Adjusted EBITDA margin	18.0%	18.8%	(80)	bps
Net sales decreased with a decrease in organic net sales of 6.8% excluding favorable foreign exchange impact of $9.2 million due to lower volumes primarily in NA due to overall category softness for both companion animal and aquatics, increased pressure from private label, supply disruption following temporary tariff volatility that resolved later in the second half of the fiscal year, and slower replenishment and reduced distribution within e-commerce attributable to tariff driven pricing negotiations. EMEA volumes increased with the expansion of the Good Boy® brand in continental Europe as well as new branding and product launches in dog and cat food, partially offset by some experienced lower consumer demand and market softness later in the year. Positive pricing was realized following tariff driven pricing adjustments in the second half of the fiscal year. Net sales in the prior year also benefited from the pull forward of sales in anticipation of the transition to S/4 HANA ERP implementation in NA. Adjusted EBITDA decreased and adjusted EBITDA margin decreased due to lower sales volume with inflationary costs and tariffs and unfavorable mix, partially offset by tariff related pricing adjustments, cost improvements and favorable foreign currency.
Home & Garden (H&G)

(in millions, except %)	2025	2024	Variance
Net sales	$572.8	$578.6	$(5.8)	(1.0%)
Adjusted EBITDA	91.5	90.8	0.7	0.8%
Adjusted EBITDA margin	16.0%	15.7%	30	bps
Net sales decreased with higher volumes in the prior year across product categories, excluding outdoor controls, given the favorable weather trends in the prior year. Sales volumes for Repellents and Household control product categories decreased due to a delayed season driving slower retail sales and reduced replenishment whereas outdoor controls products such as Spectracide® increased volume despite the delayed season due to its strong market position, investment in brand-awareness and positioning with key retail partners. Cleaning product volumes decreased with slower category POS and lowered placement with retail partners resulting in decreased replenishment orders. Overall pricing positively impacted net sales with favorable trade variances. Adjusted EBITDA increased and adjusted EBITDA margin increased due to improved profitability on lower sales with favorable trade variances and cost improvements offsetting the higher investment in advertising, inflationary cost pressures and unfavorable mix.
Home & Personal Care (HPC)

(in millions, except %)	2025	2024	Variance
Net sales	$1,153.7	$1,233.8	$(80.1)	(6.5%)
Adjusted EBITDA	56.7	75.3	(18.6)	(24.7%)
Adjusted EBITDA margin	4.9%	6.1%	(120)	bps
Net sales decreased with a decrease in organic net sales of 5.9% excluding unfavorable foreign currency of $7.1 million primarily due to lower NA volumes for both product categories due to reduced distribution attributable to tariff driven pricing negotiations and supply disruptions following temporary tariff volatility that was resolved later in the second half of the fiscal year. EMEA sales volume decreased compared to the prior year with lower consumer category demand, reduction in traditional retail distribution and lower consumer confidence offset by positive volume growth in e-commerce. Decreases were offset by LATAM sales volume growth through new product listings and distribution wins. Adjusted EBITDA decreased and adjusted EBITDA margin decreased due to reduced sales volumes with inflationary costs and tariffs, unfavorable mix, partially offset by pricing adjustments, cost savings initiatives, and favorable foreign currency.

Liquidity and Capital Resources
This section provides a discussion of our financial condition and an analysis of our cash flows for the years ended September 30, 2025 and 2024. For a discussion of our fiscal 2023 results, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 15, 2024. This section also provides a discussion of our contractual operations and other commercial commitments as well as our ability to fund future commitments and operating activities through sources of capital as of September 30, 2025.
The following is a summary of the Company’s net cash flows from continuing operations for the years ended September 30, 2025 and 2024:

(in millions)	2025	2024
Operating activities	$204.1	$269.8
Investing activities	(37.7)	1,021.2
Financing activities	(401.2)	(1,578.2)
Cash flows from operating activities
Cash flows provided by operating activities for continuing operations decreased $65.7 million due to lower sales offset by improved operating spend and lower interest costs, with higher working capital realization primarily associated with improved collection and terms on receivables offset by higher costs attributable to incremental tariffs and inflationary costs.
Cash flows from investing activities
Cash flows used in investing activities for continuing operations decreased $1,058.9 million from cash provided by investing activities in the prior year due to the decreased short term investment activity from the reduction of term deposits following previously discussed funding of refinancing activity in the prior year.
Cash flows from financing activities
Cash flows used by financing activities for continuing operations decreased $1,177.0 million due to refinancing activity in the prior year and lower cash paid towards share repurchases activity. During the year ended September 30, 2025, the Company decreased cash dividend payments by $2.4 million due to the lower outstanding shares.
Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of September 30, 2025, the Company has total cash and cash equivalents of $123.6 million and borrowing availability of $492.3 million under our credit facility with a total liquidity of $615.9 million.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. As of September 30, 2025, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 3.375% Notes, due June 1, 2029 and the 3.875% Notes, due March 15, 2031.
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
The Company has continued to repurchase shares of common stock as further detailed in Note 16 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements. We may, from time to time, seek to repurchase additional shares of our common stock and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.
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
Debt obligations
Our debt obligations, excluding finance leases, have varying maturity dates with no material outstanding principal payments due within the following 12 months. Refer to Note 9 - Debt in the Notes to the Consolidated Financial Statements for expiration dates and maturity schedules on outstanding debt obligations for the following 5 years and thereafter. In addition to the outstanding principal on our debt, we anticipate annual interest payments of approximately $26 million including unused fees associated with the Revolver Facility with interest of approximately $4 million attributable to finance leases. Interest on the notes is payable semi-annually in arrears and interest on borrowings under the Revolver Facility, if any, would be payable on various interest payment dates as provided in the Credit Agreement.
Lease obligations
The Company enters into leases primarily pertaining to real estate for manufacturing facilities, distribution centers, office space, warehouses, and various equipment including automobiles, machinery, computers, and office equipment, amongst others. Lease obligations with a term in excess of 12 months are recognized on the Consolidated Statement of Financial Position. See Note 10 - Leases of the Notes to the Consolidated Financial Statement for further detail, including maturity schedule on outstanding finance and operating lease obligations for the following 5 years and thereafter, including imputed interest not reflected on the Consolidated Statements of Financial Position, as well as additional disclosure on lease commitments that have not yet commenced and therefore not yet reflected as an obligation on the Consolidated Statements of Financial Position.
Employee benefit plan obligations
The Company and its subsidiaries are sponsors to various defined benefit pension plans covering some of its employees that provide post-employment benefits of stated amounts for each year of service, including non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans. The Company’s recognizes an actuarial determined unfunded projected benefit obligation, net fair value of dedicated plan assets. See Note 14 - Employee Benefit Plans in the Notes to the Consolidated Financial Statements for further detail including the projected payments on the outstanding obligation for the following 10 years. The Company anticipates that benefit obligations will be predominantly paid through dedicated plan assets. Future contributions to defined benefit plans are not expected to be material to the operations and cash flow for the Company.
Other commitments and obligations
Other commitments and obligations include an outstanding mandatory repatriation tax liability of $5.5 million that is payable in the next 12 months. Our Consolidated Statements of Financial Position also includes reserves for uncertain tax positions; however, it is not possible to predict or estimate the amount and timing of payments for uncertain tax positions and those liabilities have been excluded from the obligations above. The Company cannot reasonably predict the ultimate outcome of income tax audits currently in progress for certain of our companies. It is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized. See Note 15 – Income Taxes in the Notes to the Consolidated Financial Statements for additional discussion.
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

Guarantor Statements
Spectrum Brands, Inc. ("SBI") has issued the 3.375% Notes, due June 1, 2029, under the 2029 Indenture and the 3.875% Exchangeable Notes, due March 15, 2031, under the 2031 Indentures, (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Spectrum Brands Holdings, Inc., as parent guarantor, and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries. See Note 9 - Debt for further detail.
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

(in millions)	2025
Statement of Operations Data
Third party net sales	$1,665.4
Intercompany net sales to non-guarantor subsidiaries	53.2
Net sales	1,718.5
Gross profit	613.1
Operating loss	(6.9)
Net income from continuing operations	197.9
Net income	198.1
Net income attributable to controlling interest	198.1
Statements of Financial Position Data
Current assets	$781.5
Noncurrent assets	4,963.7
Current liabilities	732.9
Noncurrent liabilities	865.9
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of September 30, 2025, are as follows:

(in millions)	2025
Statement of Financial Position Data
Current receivables from non-guarantor subsidiaries	$119.8
Current note receivables from non-guarantor subsidiaries	20.8
Long-term note receivables from non-guarantor subsidiaries	—
Current payables to non-guarantor subsidiaries	81.2
Current debt with non-guarantor subsidiaries	376.5
Long-term debt with non-guarantor subsidiaries	1.8

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
On an annual basis, during the fourth quarter of the fiscal year, or more frequently if triggering events occur, the Company tests for impairment of goodwill by either performing a qualitative assessment or quantitative test for some or all reporting units, with our reporting units being consistent to our operating segments. The Company periodically evaluates qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances, including, but not limited to macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in market value, composition or carrying amount of a reporting unit's net asset, and considering change in the market price of the Company’s common stock. If we determine that it is more likely than not the carrying value is greater than the fair value of a reporting unit after assessing the totality of facts and circumstances, a quantitative assessment is performed to determine the reporting unit fair value and measure the impairment. The estimated fair value represents the amount at which a reporting unit could be bought or sold in an arms-length transaction with a market participant. In estimating the fair value of the reporting unit, we use both an income approach and a market approach. The income approach is a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital, perpetuity growth rate, and an appropriate discount rate, among other variables. The market approach is a guideline public company method that assesses value of our reporting unit based upon market multiples derived from financial results of comparable companies. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital, to assess reasonableness of internally generated valuations of our reporting units with the current perspective on market value based on the Company's total capitalization. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit goodwill and its carrying value. During the year ended September 30, 2025, the Company had no impairments of goodwill for any of its reporting units. See Note 8 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements for further discussion.
The Company also has indefinite-lived intangible assets that consist of acquired tradenames which are tested for impairment by either performing a qualitative assessment or quantitative test on an annual basis, during the Company’s fourth quarter, or more frequently if triggering events occur. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible assets is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances including, but not limited to, macroeconomic conditions, industry and market conditions, cost factors, changes in strategy and overall financial performance. If we determine that it is more likely than not the carrying value is greater than the fair value of an indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure the impairment. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and an appropriate discount rate, among others. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. During the year ended September 30, 2025, we recognized impairment charges primarily associated with the PowerXL® tradename to triggering events identified earlier in the fiscal year, and non-core brands as part of our annual impairment analysis in the fourth quarter. See Note 8 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion.
The Company believes there is a potential risk of impairment primarily associated with the Rejuvenate® tradename, with a carrying cost of $24.0 million as of September 30, 2025, attributable to impairment charges in the prior year and the historic operating performance results which have limited its growth since acquisition. We do not anticipate that these assets will be subject to further impairment based upon our projections and forecasts used in evaluating the current market value but cannot guarantee that no future impairment will be realized. The risk of future impairment for the Rejuvenate® tradename is based upon the results realized during the year ended September 30, 2025, recent impairments on the respective tradenames and dependency upon the timing and realization of projected revenues and growth strategies.
The Company also reviews other definite-lived intangible assets, tangible fixed assets and operating lease assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset or asset group is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset or asset group did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. For the year ended September 30, 2025, the Company recognized an impairment on a right of use finance lease asset for office space in Middleton, WI. See Note 10 - Leases in the Notes to the Consolidated Financial Statements for further discussion.
A considerable amount of judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and assets subject to impairment testing. The assessment for the impairment of goodwill, intangible assets and other long-lived assets requires the consideration of a significant level of judgment and subjectivity, including the use of prospective financial information, which may be impacted by changes in the economic environment, future strategic business decisions, political, legal or regulatory conditions, competitive or market risk factors not readily identifiable or present, or other changes that may negatively impact prospective revenue generation or cash flow. Such changes may not be determinable but could adversely impact the fair value of its reporting unit goodwill, intangible assets or other long-lived assets and increase the risk of impairment, particularly associated with those assets recently acquired through a business without generating excess value since the initial acquisition. The Company believes its judgments and assumptions are reasonable, but different assumptions could change the estimated fair value, increasing the risk of impairment and potentially additional impairment charges could be required. The Company is subject to financial statement risk in the event that business or economic conditions unexpectedly decline and impairment is realized.

Income Taxes
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities.
The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting. For those income tax positions where it is more likely than not that a tax benefit will be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, the Company did not recognize a tax benefit. As of September 30, 2025, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized would affect the effective tax rate in future periods was $112.5 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards or tax credits. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.
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
As of September 30, 2025, we have U.S. federal net operating loss carryforwards (“NOLs”) of $601.8 million, with a federal tax benefit of $126.4 million and future tax benefits related to state NOLs of $44.1 million. Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $296.4 million at September 30, 2025. Of this amount, $193.4 million relates to U.S. net deferred tax assets and $103 million relates to foreign net deferred tax assets. We estimate that $123.2 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to prior period ownership changes that limit the amount of NOLs and credits we can use.
As of September 30, 2025, we have provided no significant residual U.S. taxes on earnings not yet taxed in the U.S. As of September 30, 2025, we project $2.4 million of additional tax from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.
See Note 15 - Income Taxes in the Notes to the Consolidated Financial Statements elsewhere included in this Annual Report.
New Accounting Pronouncements
See Note 2 – Significant Accounting Policies and Practices in the Notes to the Consolidated Financial Statements elsewhere included in this Annual Report for information about recent accounting pronouncements not yet adopted.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Factors
We have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. When appropriate, we use derivative financial instruments to mitigate the risk from such exposures. Further discussion of our accounting policies for derivative financial instruments is included in Note 11 – Derivatives in the Notes to the Consolidated Financial Statements.
Interest Rate Risk
Borrowings on our Revolver Facility are subject to variable interest rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. The general levels of SOFR, EURIBOR, CORRA and/or SONIA rates affect interest expense. As of September 30, 2025, there are no outstanding borrowings under the Revolver Facility and no additional substantive outstanding debt obligations subject to variable interest rates that would result in a substantive change to the expected cash flows or results of operations for hypothetical fluctuations in market interest rate.
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
At September 30, 2025, we had $8.1 million equivalent of debt denominated in foreign currencies, primarily consisting of finance leases located in international territories and recognized within the functional currency of the residing country. Due to the low level of debt denominated in foreign currency, we do not believe there is a material risk of changes in expected cash flows or results of operations for hypothetical fluctuations in foreign currency associated with the foreign currency denominated debt.
We use derivative financial instruments to mitigate the risk of foreign currency exposures, as further discussed in Note 11- Derivatives in the Notes to the Consolidated Financial statements. At September 30, 2025, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $69.2 million. The net impact on reported earnings, after including the effect of the change of the underlying foreign currency-denominated exposures, would be a net gain of $7.5 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required for this Item is included in this Annual Report on Form 10-K within Item 15, Exhibits, Financial Statements and Schedules, and is incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2025. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was reported within the time periods specified by SEC rules and regulations, and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding the required disclosures.
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
The Company’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The Company's internal control over financial reporting as of September 30, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Changes in Internal Control Over Financial Reporting. The Company is undergoing a multi-year implementation of a new global enterprise resource planning (“ERP”) system. During the year ended September 30, 2025, the Company implemented the new ERP system within its GPC and H&G businesses in North America along with some smaller less significant European operations, and also implemented a new consolidation system. The new ERP system replaced a legacy system in which a significant portion of our business transactions originated, were processed, or were recorded. As a result of these implementations, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new ERP system. The new ERP system is intended to provide us with enhanced transactional processing, security, and management tools and is intended to enhance internal controls over financial reporting. The implementation in other business operations and global locations will continue over subsequent years. As the project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.
Except as described above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three month period ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading agreement.
Director Resignation
On November 17, 2025, Joan Chow, a member of the Board of Directors resigned from the Company's Board of Directors to spend more time with her family. Ms. Chow's departure was not due to any disagreement with the Company.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401 and Item 407(c)(3) of Regulation S-K concerning the directors and executive officers of the Company is incorporated herein by reference to the disclosures which will be included in a subsequent amendment to the Form 10-K, which will be filed no later than 120 days after the end of the Company’s fiscal year ended September 30, 2025.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to the Company:

(in millions)	2025	2024
Audit Fees	$6.1	$5.8
Audit-Related Fees	—	2.8
Tax Fees	—	—
All Other Fees	—	0.1
Total	$6.1	$8.7
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
Pre-Approval of Independent Auditors Services and Fees
The Audit Committee approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2025. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve for an engagement by engagement basis any individual non-audit or tax engagement in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 18, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Valuation of the Rejuvenate Tradename
As discussed in Note 2 to the consolidated financial statements, the Company assesses indefinite lived intangible assets for impairment at least annually. If the carrying value is more likely than not greater than the fair value of the indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure impairment. The fair value of indefinite lived intangible assets is determined using an income approach, specifically the relief-from-royalty methodology which requires estimates of future revenues, royalty rates, and the discount rate. As discussed in Note 8, the indefinite lived intangible asset balance, consisting primarily of tradenames, was $721.5 million as of September 30, 2025.
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
November 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Spectrum Brands Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Spectrum Brands Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated November 18, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Milwaukee, Wisconsin
November 18, 2025

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Financial Position
September 30, 2025 and 2024
(in millions, except per share figures)

(in millions)	2025	2024
Assets
Cash and cash equivalents	$123.6	$368.9
Trade receivables, net	521.7	635.4
Other receivables	50.9	70.7
Inventories	446.1	462.1
Prepaid expenses and other current assets	41.9	41.5
Total current assets	1,184.2	1,578.6
Property, plant and equipment, net	255.0	266.6
Operating lease assets	73.5	101.9
Deferred charges and other	62.5	39.9
Goodwill	866.8	864.9
Intangible assets, net	937.6	990.4
Total assets	$3,379.6	$3,842.3
Liabilities and Shareholders’ Equity
Current portion of long-term debt	$11.7	$9.4
Accounts payable	283.7	397.3
Accrued wages and salaries	50.2	78.8
Accrued interest	4.5	4.7
Income tax payable	21.2	25.0
Short-term operating lease liabilities	31.8	31.3
Other current liabilities	120.1	140.6
Total current liabilities	523.2	687.1
Long-term debt, net of current portion	556.2	551.4
Long-term operating lease liabilities	54.5	87.0
Deferred income taxes	136.6	170.8
Uncertain tax benefit obligation	180.3	171.5
Other long-term liabilities	19.1	32.8
Total liabilities	$1,469.9	$1,700.6
Commitments and contingencies (Note 19)
Shareholders' equity
Common stock, 0.01 par value; 200 million shares authorized; 53.8 million and 53.8 million shares issued, respectively.	$0.5	$0.5
Additional paid-in capital	1,998.1	1,988.1
Accumulated earnings	2,219.3	2,169.0
Accumulated other comprehensive loss, net of tax	(171.9)	(204.0)
Treasury stock, 30.0 million and 25.7 million shares, respectively	(2,136.3)	(1,812.7)
Total shareholders' equity	1,909.7	2,140.9
Non-controlling interest	—	0.8
Total equity	1,909.7	2,141.7
Total liabilities and equity	$3,379.6	$3,842.3
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Income
Years ended September 30, 2025, 2024 and 2023
(in millions, except per share figures)

(in millions, except per share)	2025	2024	2023
Net sales	$2,809.0	$2,963.9	$2,918.8
Cost of goods sold	1,777.1	1,854.6	1,994.5
Gross profit	1,031.9	1,109.3	924.3
Selling, general & administrative	882.6	953.4	888.8
Impairment of goodwill	—	—	111.1
Impairment of intangible assets	16.6	45.2	120.7
Impairment of property, plant and equipment and operating leases	7.8	5.1	10.8
Representation and warranty insurance proceeds	—	(65.0)	—
Gain from remeasurement of contingent consideration liability	—	—	(1.5)
Total operating expenses	907.0	938.7	1,129.9
Operating income	124.9	170.6	(205.6)
Interest expense	30.0	58.5	116.1
Interest income	(4.2)	(57.5)	(38.3)
(Gain) loss from early extinguishment of debt	—	(2.6)	3.0
Other non-operating expense, net	11.9	8.6	3.8
Income (loss) from continuing operations before income taxes	87.2	163.6	(290.2)
Income tax (benefit) expense	(13.0)	64.3	(56.5)
Net income (loss) from continuing operations	100.2	99.3	(233.7)
Income from discontinued operations, net of tax	0.2	25.5	2,035.6
Net income	100.4	124.8	1,801.9
Net income from continuing operations attributable to non-controlling interest	0.5	—	0.1
Income from discontinued operations attributable to non-controlling interest, net of tax	—	—	0.3
Net income attributable to controlling interest	$99.9	$124.8	$1,801.5
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$99.7	$99.3	$(233.8)
Income from discontinued operations attributable to controlling interest, net of tax	0.2	25.5	2,035.3
Net income attributable to controlling interest	$99.9	$124.8	$1,801.5
Earnings Per Share
Basic earnings per share from continuing operations	$3.88	$3.28	$(5.92)
Basic earnings per share from discontinued operations	—	0.84	51.57
Basic earnings per share	$3.88	$4.12	$45.65
Diluted earnings per share from continuing operations	$3.85	$3.26	$(5.92)
Diluted earnings per share from discontinued operations	0.01	0.84	51.57
Diluted earnings per share	$3.86	$4.10	$45.65
Dividend per share	$1.88	$1.68	$1.68
Weighted Average Shares Outstanding
Basic	25.7	30.3	39.5
Diluted	25.9	30.5	39.5
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
Years ended September 30, 2025, 2024 and 2023
(in millions)

(in millions)	2025	2024	2023
Net income	$100.4	$124.8	$1,801.9
Other comprehensive income
Foreign currency translation gain
Foreign currency translation gain	18.6	62.8	69.0
Unrealized loss from net investment hedge	—	(13.2)	(31.7)
Net reclassification for loss to income from continuing operations	1.0	2.4	—
Foreign currency translation gain before tax	19.6	52.0	37.3
Deferred tax effect	4.7	0.1	7.0
Foreign currency translation gain, net	24.3	52.1	44.3
Unrealized gain (loss) on derivative instruments
Unrealized loss on derivative instruments before reclassification	(4.3)	(20.0)	(35.3)
Net reclassification for loss to income from continuing operations	7.9	15.2	12.2
Net reclassification for loss to income from discontinued operations	—	—	2.3
Unrealized gain (loss) on derivative instruments after reclassification	3.6	(4.8)	(20.8)
Deferred tax effect	(0.8)	1.2	5.4
Net unrealized gain (loss) on derivative instruments	2.8	(3.6)	(15.4)
Defined benefit pension gain (loss)
Defined benefit pension gain (loss) before reclassification	5.7	(5.3)	(0.8)
Net reclassification for loss to income from continuing operations	2.0	1.0	0.8
Net reclassification for gain to income from discontinued operations	—	—	(0.1)
Defined benefit pension gain (loss) after reclassification	7.7	(4.3)	(0.1)
Deferred tax effect	(2.2)	1.3	(0.1)
Net defined benefit pension gain (loss)	5.5	(3.0)	(0.2)
Deconsolidation of discontinued operations	—	—	26.1
Net change to derive comprehensive income for the periods	32.6	45.5	54.8
Comprehensive income	133.0	170.3	1,856.7
Comprehensive income from continuing operations attributable to non-controlling interest	—	0.1	0.3
Deconsolidation from sale of subsidiary attributable to non-controlling interest	0.5	—	0.8
Comprehensive income attributable to controlling interest	$132.5	$170.2	$1,855.6
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2025, 2024 and 2023
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balance at September 30, 2022	40.8	$0.5	$2,032.5	$362.1	$(303.1)	$(828.8)	$1,263.2	$5.9	$1,269.1
Net (loss) income from continuing operations	—	—	—	(233.8)	—	—	(233.8)	0.1	(233.7)
Income from discontinued operations, net of tax	—	—	—	2,035.3	—	—	2,035.3	0.3	2,035.6
Sale and deconsolidation of assets held for sale	—	—	—	—	25.3	—	25.3	(5.9)	19.4
Other comprehensive income, net of tax	—	—	—	—	28.4	—	28.4	0.3	28.7
Treasury stock repurchases	(0.4)	—	—	—	—	(34.7)	(34.7)	—	(34.7)
Accelerated share repurchase	(5.3)	—	(100.0)	—	—	(400.0)	(500.0)	—	(500.0)
Excise tax on net share repurchases	—	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Restricted stock issued and related tax withholdings	0.2	—	(30.3)	—	—	17.4	(12.9)	—	(12.9)
Share based compensation	—	—	18.6	—	—	—	18.6	—	18.6
Dividends declared	—	—	—	(67.6)	—	—	(67.6)	—	(67.6)
Balances at September 30, 2023	35.3	0.5	1,920.8	2,096.0	(249.4)	(1,250.3)	2,517.6	0.7	2,518.3
Net income from continuing operations	—	—	—	99.3	—	—	99.3	—	99.3
Income from discontinued operations, net of tax	—	—	—	25.5	—	—	25.5	—	25.5
Other comprehensive income, net of tax	—	—	—	—	45.4	—	45.4	0.1	45.5
Premium on capped call transactions, net of tax	—	—	(18.8)	—	—	—	(18.8)	—	(18.8)
Treasury stock repurchases	(6.1)	—	—	—	—	(482.7)	(482.7)	—	(482.7)
Accelerated share repurchase	(1.3)	—	83.2	—	—	(83.2)	—	—	—
Excise tax on net share repurchases	—	—	—	—	—	(5.6)	(5.6)	—	(5.6)
Restricted stock issued and related tax withholdings	0.1	—	(14.6)	—	—	9.1	(5.5)	—	(5.5)
Share based compensation	—	—	17.5	—	—	—	17.5	—	17.5
Dividends declared	—	—	—	(51.8)	—	—	(51.8)	—	(51.8)
Balances at September 30, 2024	28.0	0.5	1,988.1	2,169.0	(204.0)	(1,812.7)	2,140.9	0.8	2,141.7
Net income from continuing operations	—	—	—	99.7	—	—	99.7	0.5	100.2
Income from discontinued operations, net of tax	—	—	—	0.2	—	—	0.2	—	0.2
Deconsolidation of non-controlling interest from sale of subsidiary	—	—	—	—	—	—	—	(0.3)	(0.3)
Other comprehensive income, net of tax	—	—	—	—	32.1	—	32.1	0.5	32.6
Treasury stock repurchases	(4.4)	—	—	—	—	(326.4)	(326.4)	—	(326.4)
Excise tax on net share repurchases	—	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Restricted stock issued and related tax withholdings	0.1	—	(10.5)	—	—	6.0	(4.5)	—	(4.5)
Share based compensation	—	—	20.5	—	—	—	20.5	—	20.5
Dividends declared	—	—	—	(49.6)	—	—	(49.6)	—	(49.6)
Dividends declared by non-controlling interest	—	—	—	—	—	—	—	(1.5)	(1.5)
Balances at September 30, 2025	23.7	$0.5	$1,998.1	$2,219.3	$(171.9)	$(2,136.3)	$1,909.7	$—	$1,909.7
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2025, 2024 and 2023
(in millions)

(in millions)	2025	2024	2023
Cash flows from operating activities
Net income	$100.4	$124.8	$1,801.9
Income from discontinued operations, net of tax	0.2	25.5	2,035.6
Net income (loss) from continuing operations	100.2	99.3	(233.7)
Adjustments to reconcile net income from continuing operations to net cash used by operating activities from continuing operations:
Depreciation	56.4	57.3	48.9
Amortization	41.6	44.5	42.3
Share based compensation	20.5	17.5	17.2
Impairment of goodwill	—	—	111.1
Impairment of intangible assets	16.6	45.2	120.7
Impairment of property, plant and equipment and operating lease assets	7.8	5.1	10.8
Gain on sale of property, plant and equipment	—	—	(2.7)
Loss on sale of business	0.3	—	—
(Gain) loss on early extinguishment of debt	—	(2.7)	3.0
Amortization of debt issuance costs and debt discount	3.5	3.9	6.9
Non-cash purchase accounting adjustments	—	1.2	1.9
Gain from remeasurement of contingent consideration liability	—	—	(1.5)
Non-cash interest on short term investment	—	—	(11.3)
Deferred tax (benefit) expense	(59.2)	3.7	(182.8)
Net changes in operating assets and liabilities
Receivables	131.4	(116.5)	(224.2)
Inventories	18.1	8.5	328.3
Prepaid expenses and other current assets	1.2	11.9	26.1
Accounts payable and accrued liabilities	(154.6)	55.6	(154.5)
Income tax and other	20.3	35.3	101.5
Net cash provided by operating activities from continuing operations	204.1	269.8	8.0
Net cash used by operating activities from discontinued operations	(0.5)	(107.2)	(417.7)
Net cash provided (used) by operating activities	203.6	162.6	(409.7)
Cash flows from investing activities
Purchases of property, plant and equipment	(38.3)	(44.0)	(59.0)
Proceeds from disposal of property, plant and equipment	—	—	8.4
Proceeds from sale of business, net cash	0.7	(26.9)	4,334.7
Purchases of short term investments	—	(849.3)	(1,092.0)
Proceeds from sale of short term investments	—	1,941.3	—
Other investing activity	(0.1)	0.1	(0.2)
Net cash (used) provided by investing activities from continuing operations	(37.7)	1,021.2	3,191.9
Net cash used by investing activities from discontinued operations	—	—	(11.8)
Net cash (used) provided by investing activities	(37.7)	1,021.2	3,180.1
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2025, 2024 and 2023
(in millions)

(in millions)	2025	2024	2023
Cash flows from financing activities
Payment of debt and debt premium	$(10.8)	$(1,349.3)	$(1,646.8)
Proceeds from issuance of debt	—	350.0	—
Payment of debt issuance costs	(0.1)	(15.0)	(2.3)
Premium on capped call transactions	—	(25.2)	—
Dividends paid to shareholders	(48.2)	(50.6)	(66.5)
Dividends paid by subsidiary to non-controlling interest	(1.5)	—	—
Treasury stock purchases	(326.4)	(482.7)	(34.7)
Excise tax paid on net share repurchases	(9.7)	—	—
Accelerated share repurchase	—	—	(500.0)
Share based award tax withholding payments, net of proceeds upon vesting	(4.5)	(5.4)	(13.0)
Net cash used by financing activities from continuing operations	(401.2)	(1,578.2)	(2,263.3)
Net cash used by financing activities from discontinued operations	—	—	(0.8)
Net cash used by financing activities	(401.2)	(1,578.2)	(2,264.1)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	11.0	3.7
Net change in cash, cash equivalents and restricted cash	(243.3)	(383.4)	510.0
Cash, cash equivalents, and restricted cash, beginning of period	370.5	753.9	243.9
Cash, cash equivalents, and restricted cash, end of period	$127.2	$370.5	$753.9
Supplemental disclosure of cash flow information
Cash paid for interest associated with continuing operations	$26.4	$71.0	$123.1
Cash paid for interest associated with discontinued operations	—	—	45.3
Cash paid for taxes associated with continuing operations	44.9	31.4	25.5
Cash paid for taxes associated with discontinued operations	2.8	69.8	449.2
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	14.5	4.6	3.2
Non cash financing activities
Non-cash excise tax on net share repurchases	3.2	5.6	4.2
Issuance of shares through stock compensation plan	9.7	14.0	32.6
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)

NOTE 1 - DESCRIPTION OF BUSINESS
The Company is a diversified global branded consumer products company managed in three product-focused segments: (i) Global Pet Care (“GPC”), (ii) Home and Garden (“H&G”) and (iii) Home and Personal Care (“HPC”). The Company manufactures, markets and/or distributes its products globally across regions including North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition under various brands and patented technologies across multiple product categories. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing the defined strategic initiatives and achieving certain financial objectives and has a business unit president responsible for sales and marketing initiatives and the financial results for all product lines within the segment. The segments are supported through center-led shared service operations and enabling functions consisting of finance and accounting, information technology, legal, human resources, supply chain, and commercial operations. See Note 20 – Segment Information for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product categories and brands:

Segment	Products	Brands
GPC
Companion Animal: Rawhide chews, dog and cat clean-up, training, health and grooming products, small animal food and care products, and rawhide-free dog and cat treats, and
Dog and Cat Food: Wet and dry pet food for dogs and cats.
Aquatics: Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care.

Companion Animal: Good’n’Fun®, DreamBone®, Good Boy®, Nature's Miracle®, SmartBones®, FURminator®, Wild HarvestTM, Dingo®, 8IN1® (8-in-1), Better Belly®, and Meowee!®.
Dog and Cat Food: Eukanuba® (Europe only), IAMS® (Europe only).
Aquatics: Tetra®, Marineland®, GloFish®, Instant Ocean®, and OmegaSea®.

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
Household: Hot Shot®, Black Flag®. Controls: Spectracide®, Liquid Fence®, Garden Safe®, and EcoLogic®. Repellents: Cutter® and Repel®. Cleaning: Rejuvenate®.
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
Kitchen & Home Appliances: Black+Decker®, Russell Hobbs®, Emeril Legasse®, PowerXL®, Goerge Forman®, Copper Chef ®, Breadman®, and Juiceman®. Personal Care: Remington®.
All brands and tradenames are owned by the Company, with the exception of Black+Decker® (“B+D”) and Emeril Legasse® ("Emeril") which are subject to trademark license agreements. The B+D brand is subject to a trademark license agreement with the license holder, Stanley Black+Decker, pursuant to which we license the brand in NA and LATAM for certain designated products types of home appliances for a fee based on a percentage of sales, subject to minimum annual royalty payments, maximum annual return rates and promotional spending commitments, and having an expiration of December 31, 2027 with two subsequent four-year renewal rights each based upon meeting certain sales metrics, with minimum royalty subject to adjustment for each renewal period, potentially extending the total contract term to December 31, 2035. See Note 5 – Revenue Recognition and Receivables for concentration of sales exceeding 10% of sales from B+D product sales. The Emeril brand is subject to a trademark license agreement with the license holder, Martha Stewart Living Omnimedia, Inc., pursuant to which we license the brand within NA, Mexico, Australia, and the United Kingdom for certain designated product types of home appliances for a fee based on a percentage of sales, expiring on December 31, 2027. Sales subject to the Emeril license do not have a concentration greater than 10% of consolidated or segments sales. We own the right to use the Remington® trademark for personal care products through the terms of an agreement between a wholly-owned subsidiary of the Company, Remington Products, LLC, and a separate third party, Remington Arms Company, Inc., which provides shared use of the trademark on products not considered "principal products of interest" for either company.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Principles of Consolidation and Fiscal Year End
The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries and have been prepared in accordance with Accounting Principles Generally Accepted in the U.S. (“GAAP”). All intercompany transactions have been eliminated.
The Company’s fiscal year ends September 30 and reports its results using fiscal quarters whereby each three-month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2025, the fiscal quarters were comprised of the three months ended December 29, 2024, March 30, 2025, June 29, 2025, and September 30, 2025.
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
Short-Term Investments
The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with original maturities of greater than three months but no more than twelve months from the date of purchase are carried at cost, which approximates fair value, and are recognized on the Consolidated Statements of Financial Position as short-term investments.
Restricted Cash
The Company may be required to maintain cash deposits or accounts that may be restricted under certain contractual agreements such as security deposits, escrows or other restricting requirements. Such restricted accounts are otherwise excluded from cash and cash equivalents and reflected as other current or non-current assets depending upon the requirements. As of September 30, 2025 and September 30, 2024, there was $3.6 million and $1.6 million of restricted cash, recognized as Deferred Charges and Other on the Consolidated Statements of Financial Position, primarily restricted for funding towards non-US retirement benefit obligations.
Receivables
Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables and doubtful accounts are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer, with an applicable reserve recognized as a reduction to Trade Receivables on the Consolidated Statements of Financial Positions. See Note 5 - Revenue Recognition and Receivables for further detail.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method. See Note 6 - Inventory for further detail.
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
Expenditures which substantially increase value or extend useful lives are capitalized with corresponding cash flows recognized as investing activity on the Consolidated Statements of Cash Flows. Expenditures for maintenance and repairs are charged to operations as incurred. The Company records gains and losses on the disposition or retirement of property, plant and equipment based on the net book value and any proceeds received.
Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the respective asset group. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 7 - Property, Plant and Equipment for further detail.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Internal Use Software and Cloud Computing Arrangements
The costs incurred towards internal-use software development in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and recognized as Property Plant and Equipment on the Consolidated Statements of Financial Position. Other costs associated with training and data conversion are generally expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the software. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and depreciated on a straight-line basis over the estimated useful life of the software. See Note 7 - Property, Plant and Equipment for further detail. Corresponding cash flows attributable to the development of internal use software are recognized as investing activity on the Consolidated Statements of Cash Flows.
Costs incurred towards the implementation of cloud computing arrangements, including software-as-a-service (“SaaS”), or other similar SaaS type services, such as platform as a service, infrastructure as a service and other hosting arrangements where we do not take possession of the software and instead gain access to the software remotely, are accounted for consistent with internal-use software development. Unlike internal-use software development costs, the amounts capitalized are recognized as a deferred balance similar to a prepayment or other deferred assets. Amortization of such costs are calculated on a straight-line basis over the applicable term of such hosting arrangements, recognized as Selling, General & Administrative Expense on the Consolidated Statements of Income and not considered depreciation or amortization expense. If there is no software license provided by the contract, then the arrangement is considered a service contract and expensed as incurred. See Note 7 - Property, Plant and Equipment for further detail. Corresponding cash flows attributable to the implementation of cloud computing arrangements are recognized as operating activity on the Consolidated Statements of Cash Flows.
Goodwill
Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit. Our reporting units are consistent with our reportable segments. See Note 20 - Segment Information for further discussion.
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
In estimating the fair value of our reporting units for a quantitative impairment assessment, we use both an income approach and a market approach. The income approach is a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. The market approach is a guideline public company method that assesses value of our reporting unit based upon market multiples derived from financial results of selected comparable companies. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. The fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, an impairment loss would be recognized equal to that excess; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. See Note 8 - Goodwill and Intangible Assets for further detail.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Intangible Assets
Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangible assets are amortized, using the straight-line method, over their estimated useful lives. The ranges of useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range
Customer relationships	12 - 20 years
Technology assets	8 - 18 years
Tradenames	7 - 30 years
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
The quantitative impairment analysis of indefinite lived intangible assets compares the estimated fair value of the identified trade names to their carrying value to determine if impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and a discount rate, among others. See Note 8 - Goodwill and Intangible Assets for further detail.
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
Assets and liabilities of a qualifying business are excluded from the net assets of continuing operations, separated in a disposal group and classified as held for sale in the period in which the held for sale criteria was met. Corporate debt is not included as a component of the disposal group, regardless of repayment provisions, and only debt directly attributable to the divested operations may be included as held for sale. Assets and liabilities held for sale are recorded at the lower of its carrying amount or estimated fair value less expected cost to sell and any unrecognized other comprehensive loss. Assets held for sale do not experience any subsequent depreciation or amortization after being classified as held for sale and are reviewed for impairment at least quarterly. If the carrying amount of the disposal group exceeds the estimated fair value less cost to sell, a loss is recognized. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when the business is sold and meets the criteria for being classified as held for sale. Assets and liabilities of a disposal group classified as held for sale and related to discontinued operations are presented as held for sale for all current and prior periods presented within the Consolidated Statements of Financial Position. The results of discontinued operations are reported in Income From Discontinued Operations, Net of Tax on the Consolidated Statements of Income for both current and prior periods commencing in the period in which the business meets the held for sale criteria, and includes any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell while being held for sale. Loss realized upon change of classification to held for sale is recognized as a loss to continuing operations. Income from discontinued operations includes only direct costs attributable to the divested business and excludes any indirect cost allocation associated with any shared or corporate led functions unless otherwise dedicated to the divested business. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. Interest costs from corporate debt, excluding premium payments or loss on extinguishment of debt, may be included as a component of income from discontinued operations specifically attributable to interest from corporate debt that is obligated to be repaid following the completion of a divestiture; plus the allocation of interest cost from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. Adjustments to discontinued operations subsequent to the completion of a transaction or disposition are generally attributable to contingencies and indemnifications directly related to the disposal transaction, operations of the discontinued operations, or settlement of obligations directly related to the disposal. Amounts within accumulated other comprehensive income directly associated with a divested business are not realized as a component of Income from Discontinued Operations until completion of the sale or disposition. See Note 3 - Divestitures for further detail.
Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs are included as a reduction to Long Term Debt, Net of Current Portion on the Consolidated Statements of Financial Position. Amortization of debt issuance costs is recognized as a component of Interest Expense in the Consolidated Statements of Income. See Note 9 - Debt for further detail.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Derivative Financial Instruments
Derivative financial instruments are used by the Company principally in the management of its foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, and the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated Other Comprehensive (Loss) Income (“AOCI”) in Shareholders’ Equity on the Consolidated Statements of Financial Position. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statements of Income as impacted by the hedge item when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. Cash flows attributable to derivative financial instruments are reflected as operating activity on the Consolidated Statements of Cash Flows. See Note 11 - Derivatives for further detail.
Treasury Stock
Treasury stock purchases are stated at average cost and presented as a separate reduction of equity. See Note 16 - Shareholders’ Equity for further detail.
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
Revenue Recognition
Product Sales
Our customers mostly consist of retailers, wholesalers and distributors with the intention to sell and distribute to an end consumer. A portion of our business is also sold direct-to-consumer through online marketplaces, brand websites, and direct response television. The Company recognizes revenue from the sale of products upon transfer of control to the customer. For the majority of our product sales, the transfer of control is recognized when we ship the product from our facilities to the customer unless we retain title and risk of loss upon shipment and we arrange and paid for freight such that we retain physical possession and control during delivery. The Company does not assess whether promised goods or services are performance obligations if they are not material in the context of the contract with the customer.
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
Other Revenue
Other revenue consists primarily of installation or maintenance services that are provided to certain customers in the GPC segment which are often associated with the sale of product but are also provided separately and are considered a distinct performance obligation separate from product sales.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Variable Consideration and Cash Paid to Customers
The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain retailers or end customers may receive cash or non-cash incentives such as rebates, volume or trade discounts, cooperative advertising, price protection, coupons, and other customer-related programs, including service level penalties, which are accounted for as variable consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of revenue recognized will not occur when the uncertainty is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available. The estimated liability for sales discounts and other programs and allowances is calculated using the expected value method or most likely amount and recorded at the time of sale as a reduction of Net Sales on the Consolidated Statements of Income and reduction of trade receivables on the Consolidated Statements of Financial Position. The Company does not adjust the promised amount of consideration for the effects of a significant financing component, as the period between the transfer of a promised good or service to a customer and the customer’s payment for the good or service is one year or less.
The Company generally expenses sales commissions and other contract and fulfillment costs when the amortization period is less than one year. The Company records these costs within Selling General & Administrative Expenses on the Consolidated Statements of Income. The Company may enter into various arrangements, primarily with retail customers, which require the Company to make upfront cash payments or provide permanent fixtures and displays to support and secure distribution through such customers. The Company defers the cost provided they are supported by a volume-based arrangement with a period of 12 months or longer and amortizes the associated payment on a straight line basis based upon historical assumptions and terms of the customer arrangement. Deferred costs are recognized as a contract asset and reported as Prepaid Expenses and Other Current Assets or Deferred Charges and Other in the Consolidated Statements of Financial Position depending on realization of costs and expected amortization. The costs are incorporated into the pricing of product sold and the related amortization is treated as a reduction in Net Sales on the Consolidated Statements of Income.
The Company excludes all sales taxes that are assessed by a governmental authority from the transaction price.
Product Returns
In the normal course of business, the Company may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. For the anticipated value of the returns, the Company will recognize a return liability in Other Current Liabilities on the Consolidated Statements of Financial Position and a separate return asset, when applicable, included in the Prepaid Expenses and Other Current Assets on the Consolidated Statements of Financial Position. See Note 5 - Revenue Recognition and Receivables for further discussion on product returns. Product returns do not include provisions for standard warranties provided to end-consumers of the Company’s products, which are recognized as a component of the Cost of Goods Sold on the Consolidated Statements of Income. Costs and reserves associated with standard warranties are not material to the consolidated financial statements.
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
Shipping and Handling Costs
Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. The Company accounts for shipping and handling activities, which occur after control of the related goods transfers, as fulfillment activities instead of assessing such activities as performance obligations. Shipping and handling costs were $248.6 million, $266.9 million and $272.6 million during the years ended September 30, 2025, 2024 and 2023, respectively, and are included in Selling, General & Administrative Expenses on the Consolidated Statements of Income.
Advertising Costs
Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements, online marketplace advertisement and sponsorship agreements, which are expensed as incurred. Payments or costs may be deferred and expensed upon the initial period in which the advertisement is released or over a period of service per applicable terms and conditions. The Company incurred advertising costs of $87.7 million, $91.7 million and $59.1 million during the years ended September 30, 2025, 2024 and 2023, respectively, and are included in Selling, General & Administrative Expenses on the Consolidated Statements of Income.
Research and Development Costs
Research and development costs include internal personnel and third-party costs incurred towards the development of new products and product innovation and are expensed as incurred. The Company incurred research and development costs of $23.2 million, $28.1 million, $22.5 million during the years ended September 30, 2025, 2024 and 2023, respectively, and are included in Selling, General & Administrative Expenses on the Consolidated Statements of Income.
Environmental Expenditures
Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when applicable and estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. See Note 19 - Commitments and Contingencies for further discussion.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Exit and Disposal Costs
The Company regularly enters into initiatives that may include the recognition of exit or disposal costs. Exit or disposal costs include, but are not limited to, the costs of termination benefits, such as a one-time involuntary severance or retention bonuses, one-time contract termination costs (excluding leases), and other costs associated with non-termination type costs related to restructuring initiatives such as incremental costs for the sale or termination of a line of business, closure or consolidation of facilities, country or region, relocation of business activities and employees from one location to another, change in management structure, among others. Exit and disposal costs associated with manufacturing are recorded as Cost of Goods Sold on the Consolidated Statements of Income and exit and disposal costs associated with sales, marketing, distribution or other administrative functions are recorded as Selling, General & Administrative Expenses on the Consolidated Statements of Income.
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
The Company has subleased certain portions of excess space at certain of its distribution centers and administrative offices. Sublease income is associated with both finance and operating leases, recognized on a straight-line basis over the sublease term, and included in Other Non-Operating Expense, Net on the Consolidated Statements of Income.
We review the impairment of our ROU lease assets consistent with the approach applied for our other long-lived assets. ROU lease assets are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, early termination or exit of a lease agreement, a history of operating or cash flow losses including changes in anticipated sublease income, when applicable, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs an undiscounted cash flow analysis to determine if impairment exists, including consideration for actual or potential sublease income. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the respective asset group. If impairment is determined to exist, any related impairment loss is calculated based on fair value. See Note 10 – Leases for additional information.
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

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Foreign Currency Translation
Local currencies are considered the functional currencies for most of the Company’s operations outside the U.S.. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of equity in AOCI, including the effects of exchange rate changes on intercompany balances of a long-term investment nature.
Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $11.0 million, $7.5 million, and $5.1 million for the years ended September 30, 2025, 2024 and 2023, respectively.
Newly Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The enhanced disclosure requirements became effective for the fiscal year ended September 30, 2025 and are reflected within Note 20 - Segment Reporting with the increased interim disclosure requirements becoming effective for the first interim reporting period for the fiscal year ending September 30, 2026, including retrospective presentation for all comparable periods.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our fiscal year ending September 30, 2026. The Company is currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which provides updates to qualitative and quantitative disclosure requirements over the disaggregation of relevant expense captions within the income statement to provide more transparency and useful information on expenses within the income statement including tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and inclusion of other specific expense, gains and losses required by existing GAAP with reconciliation of disaggregation to the face of the income statement. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively, however, retrospective application is also permitted. This ASU will be effective for our fiscal year ending September 30, 2028. The Company is currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes previously written guidance around internal-use software costs by eliminating accounting consideration of software project development stages and provide for cost capitalization when management has authorized and committed funding to the project and that the project is considered 'probable' of completion and the software used to perform the function as intended, along with prescriptive disclosure requirements associated with internal-use software costs to be consistent with Subtopic 360-10, Property, Plant and Equipment regardless of how those costs are presented in the financial statements. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The amendment may be applied either retrospectively or prospectively or on a modified prospective basis prescribed by the ASU. This ASU will be effective for our fiscal year ending September 30, 2029. The Company is currently evaluating the impact this ASU may have on our consolidated financial statements.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 3 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Income for the years ended September 30, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Income from HHI discontinued operations before income taxes	$—	$—	$136.9
Gain on sale of HHI discontinued operations before income taxes	—	14.9	2,824.2
Other income (loss) from discontinued operations before income taxes	4.5	10.2	(2.4)
Interest expense on corporate debt allocated to discontinued operations	—	—	49.4
Income from discontinued operations before income taxes	4.5	25.1	2,909.3
Income tax expense (benefit) from discontinued operations	4.3	(0.4)	873.7
Income from discontinued operations, net of tax	0.2	25.5	2,035.6
Income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	0.3
Income from discontinued operations attributable to controlling interest, net of tax	$0.2	$25.5	$2,035.3
Hardware and Home Improvement (“HHI”)
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement with ASSA ABLOY AB (“ASSA”) to sell its HHI segment for cash proceeds of $4.3 billion, which was completed on June 20, 2023 resulting in the recognition of a pre-tax gain on sale of $2.8 billion, recognized as income from discontinued operations during the year ended September 30, 2023. The following summarizes income from the HHI segment for the year ended September 30, 2023, prior to the close of the divestiture, recognized as income from discontinued operations before income taxes.

(in millions)	2023
Net sales	$1,042.5
Cost of goods sold	701.6
Gross profit	340.9
Operating expenses	199.4
Operating income	141.5
Interest expense	2.4
Other non-operating expense, net	2.2
Income from discontinued operations before income taxes	$136.9
The following presents significant non-cash items and capital expenditures from the HHI separation for the year ended September 30, 2023, through the close date of the separation.

(in millions)	2023
Share based compensation	$1.5
Purchases of property, plant and equipment	11.9
Income from discontinued operations associated with HHI includes only direct costs associated with the disposal group and excludes indirect costs for allocations from enabling functions and shared operations of the Company which supported HHI during the periods of ownership. These costs were included as part of previous segment reporting of HHI, but excluded from discounted operations as they are not a direct cost of the disposal group. Such indirect costs for the year ended September 30, 2023, through the close date of the divestiture was $18.0 million. Subsequently, indirect costs were mitigated by income from Transition Services Agreements ("TSAs") entered into upon the consummation of the transaction for various shared administrative functions. TSAs charges were under a fixed fee structure and settled periodically on a net basis. All TSAs had expired effective June 20, 2025 and there is no continuing involvement with the divested business. The following summarizes the net gain recognized from TSA charges for the years ended September 30, 2025, 2024 and 2023, recognized as Selling, General and Administrative Expenses in the Consolidated Statements of Income.

(in millions)	2025	2024	2023
Net gain from Transaction Service Agreements	$21.9	$31.8	$9.2
Indemnifications and Other
Other income from discontinued operations include incremental pre-tax income or charges from changes in tax and legal indemnifications and other agreed-upon funding with divested businesses. During the year ended September 30, 2024, the Company recognized $10.2 million in income from discontinued operations before income taxes primarily related to the settlement on outstanding tax audits that were previously recognized as uncertain tax benefit obligations at the time of sale and indemnified in accordance with the acquisition agreement. Additionally, during the year ended September 30, 2024, the Company recognized a income of $14.9 million related to a gain realized by a subsequently agreed reduction on accrued fees associated with the transaction that was previously recognized as a component of the gain on sale. As of September 30, 2025, there are no significant or material outstanding indemnification payables.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 4 - EXIT AND DISPOSAL ACTIVITIES
During the year ended September 30, 2025, the Company entered into initiatives within its HPC and GPC segments following the consolidation of functions and operations within the segments and changes in their commercial strategies for international markets, in addition to initiatives with shared operations and enabling functions as the Company exited transition service agreements from previous divestitures, resulting in the realization of headcount reductions and related termination charges. During the year ended September 30, 2023, the Company entered into initiatives in response to economic pressures within the consumer products and retail markets and changing operating strategies, resulting in the realization of headcount reductions. As of September 30, 2025, there are no further significant costs expected to be incurred from current initiatives.
The following summarizes exit and disposal charges for the years ended September 30, 2025, 2024 and 2023.

(in millions)	2025	2024	2023
Exit and disposal costs	$8.8	$1.0	$9.3
Reported as:
Cost of goods sold	$—	$—	$0.6
Selling, general & administrative expense	8.8	1.0	8.7
The following summarizes exit and disposal charges by segment for the years ended September 30, 2025, 2024 and 2023.

(in millions)	2025	2024	2023
GPC	$0.9	$0.1	$3.5
H&G	—	—	0.2
HPC	5.6	0.6	5.2
Corporate and shared operations	2.3	0.3	0.4
Total exit and disposal activities	$8.8	$1.0	$9.3
The following is a summary of exit and disposal charges by cost type for the years ended September 30, 2025, 2024, and 2023.

(in millions)	Termination Benefits	Other Costs	Total
For the year ended September 30, 2025	$8.0	$0.8	$8.8
For the year ended September 30, 2024	0.6	0.4	1.0
For the year ended September 30, 2023	8.2	1.1	9.3
The following is a rollforward of the accrual for exit and disposal charges by cost type for the years ended September 30, 2025, and 2024, included in Other Current Liabilities on the Consolidated Statements of Financial Position.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2023	$3.4	$0.5	$3.9
Provisions	0.6	—	0.6
Cash expenditures	(2.8)	(0.4)	(3.2)
Accrual balance at September 30, 2024	$1.2	$0.1	$1.3
Provisions	6.9	(0.1)	6.8
Cash expenditures	(6.1)	—	(6.1)
Foreign currency and other	0.1	—	0.1
Accrual balance at September 30, 2025	$2.1	$—	$2.1

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 5 - REVENUE RECOGNITION AND RECEIVABLES
The Company generates all of its revenue from contracts with customers. The following tables disaggregate our revenue for the years ended September 30, 2025, 2024, and 2023, by the Company’s key revenue streams, segments and geographic regions (based upon destination):

	2025
(in millions)	GPC	H&G	HPC	Total
Geographic Sales
NA	$643.4	$565.3	$412.9	$1,621.6
EMEA	399.2	—	482.3	881.5
LATAM	12.2	7.5	193.3	213.0
APAC	27.7	—	65.2	92.9
Total revenue	1,082.5	572.8	1,153.7	2,809.0
Revenue Type
Product Sales	$1,069.7	$570.9	$1,146.9	$2,787.5
Licensing	9.0	1.9	6.5	17.4
Service and other	3.8	—	0.3	4.1
Total revenue	$1,082.5	$572.8	$1,153.7	$2,809.0

	2024
(in millions)	GPC	H&G	HPC	Total
Geographic Sales
NA	$721.2	$569.4	$476.9	$1,767.5
EMEA	388.5	—	496.7	885.2
LATAM	12.8	9.2	189.8	211.8
APAC	29.0	—	70.4	99.4
Total revenue	1,151.5	578.6	1,233.8	2,963.9
Revenue Type
Product Sales	$1,136.6	$576.3	$1,225.7	$2,938.6
Licensing	9.8	2.3	7.5	19.6
Service and other	5.1	—	0.6	5.7
Total revenue	$1,151.5	$578.6	$1,233.8	$2,963.9

	2023
(in millions)	GPC	H&G	HPC	Total
Geographic Sales
NA	$726.4	$529.2	$519.1	$1,774.7
EMEA	361.3	—	469.4	830.7
LATAM	18.0	7.3	181.5	206.8
APAC	33.3	—	73.3	106.6
Total revenue	$1,139.0	$536.5	$1,243.3	$2,918.8
Revenue Type
Product Sales	$1,123.3	$534.4	$1,234.2	$2,891.9
Licensing	10.0	2.1	7.8	19.9
Service and other	5.7	—	1.3	7.0
Total revenue	$1,139.0	$536.5	$1,243.3	$2,918.8

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 5 - REVENUE RECOGNITION AND RECEIVABLES (continued)
The Company has identified significant customers consisting of two large retail customers, each regularly exceeding 10% of consolidated net sales. All segments sell products to the significant customers and sales with those customers are considered significant to the respective segments. The following table summarizes significant concentration risk associated with net sales for the years ended September 30, 2025, 2024, and 2023.

(% of Net Sales)	2025	2024	2023
Significant customers, exceeding 10% of net sales	36.0%	35.9%	33.9%
Subject to Black & Decker trademark license agreement	11.7%	11.9%	12.0%
The following summarizes the concentration risk of the associated receivables from the two significant customers. There were no additional concentrations of credit risk exceeding 10% of net trade receivables.

(% of Trade Receivables, Net)	2025	2024
Significant customers, exceeding 10% of net trade receivables	41.6%	42.6%
The following is a rollforward of the allowance for doubtful accounts for the years ended September 30, 2025, 2024 and 2023:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Foreign Currency and Other	Ending Balance
September 30, 2025	$8.1	$0.9	$(2.5)	$(0.2)	$6.3
September 30, 2024	7.7	2.6	(2.2)	—	8.1
September 30, 2023	7.3	5.0	(1.4)	(3.2)	7.7
The following is a rollforward of the liability for product returns for the years ended September 30, 2025, 2024 and 2023:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Foreign Currency and Other	Ending Balance
September 30, 2025	$14.4	$16.4	$(21.1)	$0.1	$9.8
September 30, 2024	12.8	28.6	(27.3)	0.3	14.4
September 30, 2023	15.5	8.7	(11.2)	(0.2)	12.8

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in million)
NOTE 6 - INVENTORY
Inventories as of September 30, 2025 and 2024 consist of the following.

(in millions)	2025	2024
Raw materials	$45.7	$46.8
Work-in-process	5.2	5.6
Finished goods	395.2	409.7
Inventories	$446.1	$462.1

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2025 and 2024 consist of the following.

(in millions)	2025	2024
Land, buildings and improvements	$91.3	$88.2
Machinery, equipment and other	359.6	337.4
Computer software	146.3	142.6
Finance leases	138.0	141.4
Construction in progress	21.7	25.1
Property, plant and equipment	$756.9	$734.7
Accumulated depreciation	(501.9)	(468.1)
Property, plant and equipment, net	$255.0	$266.6
Depreciation expense on property, plant and equipment for the years ended September 30, 2025, 2024, and 2023 is as follows.

(in millions)	2025	2024	2023
Depreciation expense	$56.4	$57.3	$48.9
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
Additionally, the Company has deferred implementation costs for hosted cloud computing arrangements as of September 30, 2025 and 2024 as follows.

(in millions)	2025	2024
Deferred cloud computing costs, net	$3.7	$8.3
Reported as:
Prepaid expenses and other current assets	3.3	4.3
Deferred charges and other	0.4	4.0
Amortization expense of deferred implementation costs for hosted cloud computing costs arrangements for the years ended September 30, 2025, 2024, and 2023 is as follows.

(in millions)	2025	2024	2023
Amortization expense	$7.2	$2.6	$1.1

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 8 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following.

(in millions)	GPC	H&G	Total
As of September 30, 2023	$512.1	$342.6	$854.7
Foreign currency impact	10.2	—	10.2
As of September 30, 2024	522.3	342.6	864.9
Foreign currency impact	1.9	—	1.9
As of September 30, 2025	$524.2	$342.6	$866.8
The carrying value of indefinite lived intangible assets and definite lived intangible assets subject to amortization and accumulated amortization are as follows.

	2025			2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$621.3	$(465.9)	$155.4	$641.8	$(452.3)	$189.5
Technology assets	75.3	(46.1)	29.2	75.3	(41.0)	34.3
Tradenames	44.4	(12.9)	31.5	27.9	(10.9)	17.0
Total amortizable intangible assets	741.0	(524.9)	216.1	745.0	(504.2)	240.8
Indefinite-lived intangible assets - tradenames	721.5	—	721.5	749.6	—	749.6
Total intangible assets	$1,462.5	$(524.9)	$937.6	$1,494.6	$(504.2)	$990.4
During the year ended September 30, 2025, the Company recognized impairment charges on indefinite lived intangible assets of $16.6 million, including an impairment of $15.7 million associated with the HPC segment and its PowerXL® tradename due the recognition of a triggering event attributable to declining sales expectations and a change in our direct to consumer strategy, plus an impairment of $0.9 million on other non-core strategic brands with the GPC segment as part of our annual impairment assessment.
During the year ended September 30, 2024, the Company recognized impairment charges on indefinite lived intangible assets of $45.2 million, including an impairment of $39.0 million associated with the H&G segment and its Rejuvenate® tradename due to the recognition of a triggering event due to the loss of a key distribution expansion opportunity resulting in a significant shift in the forecasted revenue, an impairment of $4.0 million associated with the HPC segment and a non-core tradename identified by a triggering event due to a change in brand strategy, and an impairment of $2.2 million associated with the GPC segment and its OmegaSea® tradename identified as part of our annual impairment assessment.
Amortization expense on intangible assets for the years ended September 30, 2025, 2024, and 2023 is as follows.

(in millions)	2025	2024	2023
Amortization expense	$41.6	$44.5	$42.3
Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2026	$41.2
2027	41.1
2028	39.4
2029	36.1
2030	15.7

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 9 - DEBT
Debt as of September 30, 2025 and 2024 consist of the following:

	2025		2024
(in millions)	Amount	Rate	Amount	Rate
Revolver Facility, variable rate, expiring October 19, 2028	$—	—%	$—	—%
3.375% Exchangeable Notes, due June 1, 2029	350.0	3.4%	350.0	3.4%
5.00% Notes, due October 1, 2029	4.9	5.0%	4.9	5.0%
5.50% Notes, due July 15, 2030	13.2	5.5%	13.2	5.5%
3.875% Notes, due March 15, 2031	128.0	3.9%	128.0	3.9%
Obligations under finance leases	85.3	5.6%	81.6	5.4%
Total debt	581.4		577.7
Debt issuance costs	(13.5)		(16.9)
Less current portion	(11.7)		(9.4)
Long-term debt, net of current portion	$556.2		$551.4
The aggregate scheduled maturities of debt obligations are as follows, excluding obligations under finance leases. See Note 10 - Leases for scheduled maturities of obligations under finance leases:

(in millions)	Amount
2026	$—
2027	—
2028	—
2029	350.0
2030	18.1
Thereafter	128.0
Total long-term debt	$496.1
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 9 - DEBT (continued)
As of September 30, 2025, the Company had borrowing availability of $492.3 million, net of outstanding letters of credit of $7.7 million. As of September 30, 2025, there was unamortized debt issuance costs of $3.3 million associated with the Credit Agreement.
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
On or after March 1, 2029, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Exchangeable Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. The initial conversion rate for the Exchangeable Notes was 8.2060 shares of common stock per $1,000 principal amount of notes (which is equal to a conversion price of approximately $121.86 per share of SBH’s common stock), subject to adjustment as set forth in the Indenture. Subsequent to the issuance of the Exchangeable Notes, the Company had increased its quarterly dividend rate to $0.47 per share. As such, as of September 30, 2025, the exchange rate has been adjusted to 8.2298 shares of common stock per $1,000 principal amount of notes (which is equal to a conversion price of approximately $121.51 per share of the Company's common stock). Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, common stock or a combination of cash and common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the notes being converted. If a make-whole adjustment event, as described in the Indenture, occurs and a holder elects to convert its Exchangeable Notes in connection with such make-whole adjustment event, such holder may be entitled to an increase in the conversion rate as described in the Indenture.
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
The Company incurred $11.8 million in fees and expenses in connection with the issuance of the Exchangeable Notes which were capitalized as debt issuance costs and will be amortized over the term of the Exchangeable Notes. As of September 30, 2025, there was unamortized debt issuance costs of $9.0 million associated with the Exchangeable Notes.
Since the issuance of the Exchangeable Notes, the conditions allowing holders of the Exchangeable Notes to convert have not been met. The Exchangeable Notes were therefore not convertible as of September 30, 2025, and were classified as long-term debt on the Consolidated Statements of Financial Position.
Capped Call Transactions
In connection with the issuance of the Exchangeable Notes, the Company entered into capped call transactions with certain financial institutions (“Capped Calls”). The Capped Calls each having an initial strike price of approximately 121.51 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Exchangeable Notes. The Capped Calls had an initial cap prices of $159.36 per share, subject to certain adjustments. As of September 30, 2025, concurrent with the subsequent adjustment to the conversion rate of the Exchangeable Notes, the strike price with the associated Capped Calls has been updated to approximately $121.51 per share, and the cap price has been updated to approximately $158.90 per share. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the Exchangeable Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 0.7 million shares of SBH’s common stock. The Capped Calls will expire upon the maturity of the Exchangeable Notes. The Company used $25.2 million of the net proceeds from the offering of the Exchangeable Notes to pay premiums on the Capped Calls. The Capped Calls are separate transactions entered into by us with the counterparties, and not part of the terms of the Exchangeable Notes and do not change the holders’ rights under the Exchanges Notes. The capped call transactions do not meet the criteria for separate accounting as a derivative as they meet the criteria for equity classification, and the capped call transaction premiums are recorded as a reduction to Additional Paid-In Capital within Shareholders’ Equity, net of deferred income taxes.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 9 - DEBT (continued)
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
In addition, the 2029 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2029 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 2029 Notes. If any other event of default under the 2029 Indenture occurs and is continuing, the trustee for the 2029 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 2029 Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2025, we were in compliance with all covenants under the indentures governing the 2029 Notes.
The Company recorded $4.1 million of fees in connection with the offering of the 2029 Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 2029 Notes. During the year ended September 30, 2024, concurrent with the issuance of the Exchangeable Notes, the Company initiated a cash tender offer and partially redeemed the outstanding principal amount of the 2029 Notes, resulting in a partial write-off of unamortized debt issuance costs and loss on early extinguishment, as further discussed below. Additionally, the Company had repurchased a portion of the 2029 Notes in prior periods resulting in a partial write-off of unamortized debt issuance costs and gain on early extinguishment, as further discussed below. As of September 30, 2025, there was no material or significant unamortized debt issuance costs associated with the 2029 Notes.
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
In addition, the 2030 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or an acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2030 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 2030 Notes. If any other event of default under the 2030 Indenture occurs and is continuing, the trustee for the 2030 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 2030 Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2025, we were in compliance with all covenants under the indentures governing the 2030 Notes.
The Company recorded $6.2 million of fees in connection with the offering of the 2030 Notes, which have been capitalized as debt issuance costs and amortized over the remaining life of the 2030 Notes. During the year ended September 30, 2024, concurrent with the issuance of the Exchangeable Notes, the Company initiated a cash tender offer and partially redeemed the outstanding principal amount of the 2030 Notes, resulting in a partial write-off of unamortized debt issuance costs and loss on early extinguishment, as further discussed below. Additionally, the Company had repurchased a portion of the 2030 Notes in prior periods resulting in a partial write-off of unamortized debt issuance costs and gain on early extinguishment, as further discussed below. As of September 30, 2025, there was unamortized debt issuance costs of $0.1 million associated with the 2030 Notes.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 9 - DEBT (continued)
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
In addition, the 2031 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or an acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2031 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 2031 Notes. If any other event of default under the 2031 Indenture occurs and is continuing, the trustee for the 2031 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 2031 Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2025, we were in compliance with all covenants under the indentures governing the 2031 Notes.
The Company recorded $7.6 million of fees in connection with the offering of the 2031 Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 2031 Notes. During the year ended September 30, 2024, concurrent with the issuance of the Exchangeable Notes, the Company initiated a cash tender offer and partially redeemed the outstanding principal amount of the 2031 Notes, resulting in a partial write-off of unamortized debt issuance costs and gain on early extinguishment, as further discussed below. Additionally, the Company had repurchased a portion of the 2031 Notes in prior periods resulting in a partial write-off of unamortized debt issuance costs and gain on early extinguishment, as further discussed below. As of September 30, 2025, there was unamortized debt issuance costs of $1.1 million associated with the 2031 Notes.
Tendered Notes and Redemption of 2026 Notes
On May 20, 2024, the Company commenced a cash tender offer (the “Tender Offer”) by its wholly-owned subsidiary, SBI, of up to the outstanding aggregate principal amount of the €425.0 million aggregate principal amount of 4.00% Notes due October 1,2026 ("2026 Notes"), the 2029 Notes and the 2030 Notes, and a tender offer for the 2031 Notes (collectively, the “Tendered Notes”) that may be purchased for an combined aggregate purchase price of up to $925.0 million, including accrued and unpaid interest, with discretion to upsize the Tender Offer. On June 3, 2024, the Company received the early tender results and amended the Tender Offer to increase the previously announced maximum tender offer from $925.0 million to $1,160.5 million, including accrued and unpaid interest. On June 18, 2024, the Company completed the cash tender offer of the Tendered Notes.
Additionally, on June 17, 2024, the Company notified the trustee of the 2026 Notes that it would redeem the remaining aggregate principal amount not redeemed as part of the Tender Offer, which was subsequently paid on June 20, 2024, at a redemption price equal to 100.667% of the principal amount, plus accrued and unpaid interest, resulting in the full redemption of the 2026 Notes.
The following summarizes the results of the cash tender of the Tendered Offer and full redemption of the 2026 Notes (excluding amounts paid for unpaid and accrued interest), the write-off of unamortized debt issuance costs and loss (gain) from early extinguishment of debt realized during the year ended September 30, 2024.

(in millions)	Amounts Tendered	Amounts Paid	Premium (Discount) Realized	Unamortized Debt Issuance Costs	Loss (Gain) on Early Extinguishment
2026 Notes	$462.0	$462.1	$0.1	$2.2	$2.3
2029 Notes	284.2	284.2	—	2.9	2.9
2030 Notes	142.5	142.5	—	2.0	2.0
2031 Notes	285.7	277.7	(8.0)	3.0	(5.0)
Total	$1,174.4	$1,166.5	$(7.9)	$10.1	$2.2

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 9 - DEBT (continued)
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
Debt Repurchase
During the years ended September 30, 2024 and 2023, the Company repurchased certain Senior Notes available for sale on the open market, at a discount, which were ultimately retired upon receipt. The repurchase of debt obligations are treated as an extinguishment, with any realized discount recognized as a gain on debt repurchase on the Consolidated Statements of Income, net any write-off of related deferred financing costs. There was not debt repurchase activity during the year ended September 30, 2025. The following summarizes the repurchase activity for each of the respective Senior Notes, including the amounts paid (excluding amounts paid for unpaid and accrued interest) for debt repurchases, the write-off of unamortized debt issuance costs and gain from early extinguishment realized during the years ended September 30, 2024 and 2023.

	2024				2023
(in millions)	Amounts Repurchased	Amounts Paid	Unamortized Debt Issuance Costs	Gain Realized	Amounts Repurchased	Amounts Paid	Unamortized Debt Issuance Costs	Gain Realized
2029 Notes	$8.1	$7.8	$0.1	$0.2	$2.8	$2.6	$—	$0.2
2030 Notes	132.8	130.5	2.0	0.3	11.5	10.7	0.2	0.6
2031 Notes	39.2	34.6	0.4	4.2	47.1	39.4	0.6	7.1
Total	$180.1	$172.9	$2.5	$4.7	$61.4	$52.7	$0.8	$7.9

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 10 - LEASES
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
The following is a summary of leases recognized on the Consolidated Statements of Financial Position as of September 30, 2025 and 2024:

(in millions)	Line Item	2025	2024
Assets
Operating	Operating lease assets	$73.5	$101.9
Finance	Property, plant and equipment, net	56.7	61.0
Total leased assets		$130.2	$162.9
Liabilities
Current
Operating	Short-term operating lease liabilities	$31.8	$31.3
Finance	Current portion of long-term debt	11.7	9.4
Long-term
Operating	Long-term operating lease liabilities	54.5	87.0
Finance	Long-term debt, net of current portion	73.6	72.2
Total lease liabilities		$171.6	$199.9
As of September 30, 2025, the Company has unrecognized commitments of approximately $14.0 million related to a distribution center with a third party logistics service provider that has not yet commenced. The lease is expected to commence in February 2026.
The components of lease costs recognized in the Consolidated Statements of Income for the year ended September 30, 2025, 2024, and 2023 are as follows:

(in millions)	2025	2024	2023
Operating lease cost	$33.3	$34.6	$37.0
Finance lease cost
Amortization of leased assets	10.0	10.3	10.2
Interest on lease liability	4.4	4.5	4.8
Variable lease cost	15.1	13.0	12.4
Total lease cost	$62.8	$62.4	$64.4
During the year ended September 30, 2025, the Company recognized a $7.8 million impairment charge on its finance lease for office space in Middleton, WI following the Company's exit from transition service agreements from previous divestitures and lack of sufficient sublease income to mitigate outgoing cash flow on unused components. During the year ended September 30, 2024, the Company recognized a $5.1 million impairment charge on a right of use operating lease asset for a HPC distribution center having a maturity of February 2025, due to the early exit of operations from the facility and the inability to sub-lease to a third-party prior to the maturity. During the year ended September 30, 2023, the Company recognized a $5.2 million impairment charge on a right of use operating lease asset for a GPC warehouse having a maturity date of December 2029, due to the exit of operations from the facility and the intention to sub-lease to a third-party. The impairments were measured using projected discounted cash flow for the facility, including assumed sub-lease income, when applicable, at sub-lease rental rates comparable to current market conditions and included within Selling, General & Administrative Expense on the Consolidated Statements of Income.
The following summarizes income attributable to sub-leases for the years ended September 30, 2025, 2024, and 2023, respectively, recognized as Other Non-Operating Expense, Net on the Consolidated Statements of Income.

(in millions)	2025	2024	2023
Sub-lease income	$2.9	$2.4	$2.4

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 10 LEASES (continued)
The following is a summary of cash paid for amounts included in the measurement of lease liabilities recognized in the Consolidated Statements of Cash Flow, including supplemental non-cash activity related to operating leases, for the years ended September 30, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Operating cash flow from operating leases	$36.0	$35.5	$30.3
Operating cash flows from finance leases	4.5	4.5	4.8
Financing cash flows from finance leases	10.8	10.1	9.5
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	5.4	25.2	66.9
The following is a summary of weighted-average lease term and discount rate at September 30, 2025 and 2024.

	2025	2024
Weighted average remaining lease term
Operating leases	3.0 years	4.0 years
Finance leases	6.8 years	8.0 years
Weighted average discount rate
Operating leases	6.3%	6.0%
Finance leases	5.6%	5.4%
At September 30, 2025, future lease payments under operating and finance leases were as follows.

(in millions)	Finance Leases	Operating Leases
2026	$15.6	$36.1
2027	16.4	28.3
2028	16.1	23.8
2029	15.5	5.6
2030	12.3	0.6
Thereafter	26.2	—
Total lease payments	102.1	94.4
Amount representing interest	16.8	8.1
Total minimum lease payments	$85.3	$86.3

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)

NOTE 11 - DERIVATIVES
Cash Flow Hedges. The Company periodically enters into forward foreign exchange contracts to hedge the cash flow risk from the forecasted purchase and sale of inventory denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Colombian Pesos, Euros, Japanese Yen, Mexican Pesos, Pound Sterling, or U.S. Dollars. The fair value of qualifying hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative asset or liability, as applicable, until the purchase or sale is recognized, or otherwise determined to be ineffective or discontinued, at which point the fair value of the related hedge is reclassified to earnings.
Derivative Instruments Not Designated as Hedge. The Company periodically enters into forward contracts to economically hedge a portion of risk from balance sheet exposures denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for, among others, Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Polish Zloty, Pound Sterling, Turkish Lira, or U.S. Dollars. These foreign exchange contracts are fair value hedges of related intercompany balances with the gain or loss on the derivative instruments recorded in earnings offsetting the change in value of the related intercompany balance.
The following summarizes outstanding notional balances and maturities of derivative instruments as of September 30, 2025 and September 30, 2024.

	2025		2024
(in millions)	Notional Balance	Maturities thru	Notional Balance	Maturities thru
Foreign exchange contracts - cash flow hedges	$333.5	March 2027	$351.7	June 2026
Foreign exchange contracts - not designated as hedge	447.7	October 2025	466.9	October 2024
The following summarizes the fair value and location of outstanding derivative instruments in the Consolidated Statements of Financial Position as of September 30, 2025 and September 30, 2024.

(in millions)	Line Item	2025	2024
Derivative Assets
Foreign exchange contracts – cash flow hedges	Other receivables	$0.6	$1.4
Foreign exchange contracts – cash flow hedges	Deferred charges and other	0.1	0.1
Foreign exchange contracts – not designated as hedge	Other receivables	0.1	0.3
Total Derivative Assets		$0.8	$1.8
Derivative Liabilities
Foreign exchange contracts – cash flow hedges	Accounts payable	$8.8	$11.5
Foreign exchange contracts – cash flow hedges	Other long term liabilities	0.1	1.4
Foreign exchange contracts – not designated as hedge	Accounts payable	0.7	2.4
Total Derivative Liabilities		$9.6	$15.3
The following summarizes the pre-tax gain (loss) from derivative instruments and location in the Consolidated Statements of Income for the years ended September 30, 2025, 2024, and 2023.

(in millions)	Line Item	2025	2024	2023
Foreign exchange contracts - cash flow hedges	Net sales	$0.1	$0.3	$0.2
Foreign exchange contracts - cash flow hedges	Cost of goods sold	(8.9)	(15.5)	(12.4)
Foreign exchange contracts - not designated as hedge	Other non-operating expense, net	11.1	(20.1)	(14.3)
There was no gain or loss realized from cash flow hedges due to the ineffectiveness or discontinuation of the cash flow hedge because it was not considered probable that the original forecasted transaction would not occur. See Note 18 - Accumulated Other Comprehensive Income for unrealized gains and losses initially recognized as other comprehensive income and the accumulated unrealized gain (loss) associated with cash flow hedges recognized in AOCI. As of September 30, 2025, the net loss estimated to be reclassified from AOCI into earnings associated with cash flow hedges over the next 12 months is $5.7 million, net of tax.
Net Investment Hedge
SBI had €425.0 million aggregate principal amount of the 2026 Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense, Net in the Consolidated Statements of Income.
Net unrealized gains or losses from the net investment hedge are reclassified from AOCI into earnings upon liquidation event or deconsolidation of Euro denominated subsidiaries. Effective June 20, 2024, the net investment hedge is no longer outstanding due to the full redemption of the 2026 Notes. See Note 9 - Debt for additional detail. The cumulative unrealized gain of $11.9 million related to the net investment hedge will remain in AOCI until a liquidation event or deconsolidation of the underlying Euro denominated subsidiaries. The following summarizes the pre-tax (loss) gain from the net investment hedge recognized in Other Comprehensive Income for the year ended September 30, 2024, through redemption of the 2026 Notes, and the year ended September 30, 2023:

(Loss) Gain in OCI (in millions)	2024	2023
Net investment hedge	$(13.2)	$(31.7)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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
•Level 3 - Significant inputs to the valuation model are unobservable.
The carrying values and estimated fair values for financial instruments as of September 30, 2025 and 2024 are as follows:

	2025					2024
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative assets	$—	$0.8	$—	$0.8	$0.8	$—	$1.8	$—	$1.8	$1.8
Derivative liabilities	—	9.6	—	9.6	9.6	—	15.3	—	15.3	15.3
Debt	—	532.7	—	532.7	567.9	—	576.3	—	576.3	560.8
The Company’s derivative instruments are valued on a recurring basis using internal models, which are based on market observable inputs, including both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices (Level 2). The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance, which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. See Note 11 – Derivatives for further detail.
The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). See Note 9 – Debt for further detail.
The carrying values of goodwill, intangible assets and other long-lived assets such as property, plant and equipment and operating lease assets, are tested annually or more frequently if a triggering event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 8 - Goodwill and Intangible Assets, Note 7 - Property Plant and Equipment, and Note 10 - Leases for further detail.
The carrying values of cash and cash equivalents, short term investments, receivables, accounts payable and other short-term debt and accruals approximate fair value based on the short-term nature of these assets and liabilities.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 13 - FACTORING PROGRAMS
Receivables Factoring
The Company has entered into various factoring agreements and early pay programs with customers to sell trade receivables under non-recourse agreements in exchange for cash proceeds and as part of our financing for working capital. These transactions were treated as a sale and accounted for as a reduction in trade receivables because the agreements transferred control and risk related to the receivables to the buyers. A loss is recognized for any discount and fees associated with the transfer and recognized as Selling, General and Administrative Expense on the Consolidated Statements of Income, with cash proceeds recognized as cash flow from operating activities. In some instances, we continued to service the transferred receivable after the factoring has occurred, but in most cases, we do not service any factored accounts. Any servicing of the trade receivable did not constitute significant continuing involvement or preclude the recognition of a sale. We do not carry any material servicing assets or liabilities. The cost of factoring such trade receivables was $1.9 million, and $15.1 million for the years ended September 30, 2024, and 2023, respectively. During the year ended September 30, 2024, the Company had discontinued the use of factoring arrangements and participation in early pay programs so there were no such costs realized during the year ended September 30, 2025.
Supplier Financing
The Company works with its suppliers to optimize the terms and conditions, which may include the extension of payment terms as part of its ongoing efforts to maximize working capital. The Company has an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers to monitor and voluntarily elect to sell the Company’s payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of the payment obligations at their sole discretion, and the Company’s rights and obligations to its suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements. The Company’s rights and obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. Outstanding payment obligations that were sold to a financial institution by participating suppliers continue to be recognized as Accounts Payable in the Consolidated Statements of Financial Position. The following table summarizes the activity in amounts owned to the financial institution for the years ended September 30, 2025 and 2024.

(in millions)	2025	2024
Outstanding payment obligations, beginning of period	$4.8	$17.9
Invoices confirmed during the period	42.5	45.7
Confirmed invoices paid during the period	(41.0)	(58.8)
Outstanding payment obligations, end of period	$6.3	$4.8

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 14 - EMPLOYEE BENEFIT PLANS
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
The following tables provide additional information on the defined benefit plans as of September 30, 2025 and 2024.

	U.S. Plans		Non U.S. Plans
(in millions)	2025	2024	2025	2024
Changes in benefit obligation
Benefit obligation, beginning of year	$54.0	$50.9	$112.7	$106.5
Service cost	0.4	0.7	0.8	0.7
Interest cost	2.4	2.8	4.4	5.0
Actuarial loss	(2.2)	4.4	(8.5)	8.0
Curtailments	—	—	—	(11.1)
Benefits paid	(4.5)	(4.8)	(4.4)	(4.5)
Foreign currency exchange rate changes	—	—	3.2	8.1
Benefit obligation, end of year	50.1	54.0	108.2	112.7
Changes in plan assets
Fair value of plan assets, beginning of year	53.2	49.0	109.4	102.7
Actual return on plan assets	2.3	8.9	(0.1)	7.9
Employer contributions	0.1	0.1	2.7	6.4
Curtailments	—	—	—	(11.1)
Benefits paid	(4.5)	(4.8)	(4.4)	(4.5)
Foreign currency exchange rate changes	—	—	2.8	8.0
Fair value of plan assets, end of year	51.1	53.2	110.4	109.4
Funded Status	$1.0	$(0.8)	$2.2	$(3.3)
Amounts recognized in statement of financial position
Deferred charges and other	$1.2	$—	$13.0	$12.4
Other accrued expenses	—	0.1	—	—
Other long-term liabilities	0.2	0.7	10.8	15.7
Accumulated other comprehensive loss	4.5	7.7	24.8	29.5
Weighted average assumptions
Discount rate	4.79%- 5.10%	4.39%- 4.74%	3.90% - 5.90%	3.40% - 5.10%
Rate of compensation increase	N/A	N/A	2.75%	2.75%
The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with projected benefit obligations in excess of plan assets.

	U.S. Plans		Non U.S. Plans
(in millions)	2025	2024	2025	2024
Projected benefit obligation	$0.3	$54.0	$66.8	$66.8
Accumulated benefit obligation	0.3	54.0	64.4	64.0
Fair value of plan assets	—	53.2	56.0	51.1

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in million)
NOTE 14 - EMPLOYEE BENEFIT PLANS (continued)
The following table contains the components of net periodic benefit cost from defined benefit plans for the years ended September 30, 2025, 2024 and 2023.

	U.S. Plans			Non U.S. Plans
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$0.4	$0.7	$0.6	$0.8	$0.7	$0.8
Interest cost	2.4	2.8	2.8	4.4	5.0	4.6
Expected return on assets	(2.4)	(2.9)	(3.1)	(4.5)	(4.5)	(3.9)
Recognized net actuarial loss	1.1	—	—	0.9	0.9	0.8
Recognized net prior service cost	—	—	—	—	0.1	—
Net periodic benefit cost	$1.5	$0.6	$0.3	$1.6	$2.2	$2.3
Weighted average assumptions
Discount rate	4.39% - 4.74%	5.56% - 5.72%	5.37%	3.40% - 5.10%	4.00% - 5.60%	3.70% - 5.20%
Expected return on plan assets	5.25%	5.50%	5.25%	2.54% - 4.80%	2.54% - 5.00%	2.54% - 5.58%
Rate of compensation increase	N/A	N/A	N/A	2.75%	2.75%	2.75%
The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established. The expected return on plan assets is based on the expectation of the long-term average rate of return of the capital market in which the plans invest. The expected return reflects the target asset allocations and considers the historical returns earned for each asset category. The components of net periodic benefit cost other than the service cost component are recognized as Other Non-Operating Expense, Net on the Consolidated Statements of Income. See Note 18 - Accumulated Other Comprehensive Income for further detail on recognition of the net actuarial loss recognized in other comprehensive income attributable to defined benefit plans.
The following benefit payments are expected to be paid.

(in millions)	US Plans	Non US Plans
2026	$4.8	$5.1
2027	4.2	5.9
2028	4.1	6.4
2029	4.1	5.9
2030	4.0	6.9
2031-2035	18.9	33.5

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in million)
NOTE 14 - EMPLOYEE BENEFIT PLANS (continued)
Plan Assets
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
Below is a summary allocation of defined benefit plan assets as of September 30, 2025 and 2024.

	U.S. Plans		Non U.S. Plans
Asset Type	2025	2024	2025	2024
Cash	—%	—%	6%	—%
Equity Securities	20%	20%	—%	—%
Fixed Income Securities	80%	80%	46%	55%
Other	—%	—%	48%	45%
Total	100%	100%	100%	100%
The fair value of defined benefit plan assets by asset category as of September 30, 2025 and 2024 are as follows.

	2025				2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash & cash equivalents	$6.3	$—	$—	$6.3	$1.3	$—	$—	$1.3
Equity	4.2	3.4	—	7.6	3.5	4.4	—	7.9
Fixed income securities	31.8	6.6	—	38.4	33.3	7.1	—	40.4
Foreign equity	2.8	—	—	2.8	3.0	—	—	3.0
Foreign fixed income securities	—	51.3	—	51.3	—	60.5	—	60.5
Life insurance contracts	—	51.5	—	51.5	—	47.0	—	47.0
Other	—	3.6	—	3.6	—	2.5	—	2.5
Total plan assets	$45.1	$116.4	$—	$161.5	$41.1	$121.5	$—	$162.6
Defined Contribution Plans
The Company sponsored defined contribution plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, pursuant to Section 401(k) of the Internal Revenue Code. The Company made discretionary matching contributions of eligible compensation. The Company also sponsors defined contribution plans for eligible employees of certain foreign subsidiaries. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations, including discretionary amounts, for the years ended September 30, 2025, 2024 and 2023, were $8.4 million, $7.4 million, and $7.5 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 15 - INCOME TAXES
Income tax expense (benefit) was calculated based upon the following components of income (loss) from continuing operations before income taxes for the years ended September 30, 2025, 2024 and 2023.

(in millions)	2025	2024	2023
United States	$(53.1)	$8.0	$(399.8)
Outside the United States	140.3	155.6	109.6
Income (loss) from operations before income taxes	$87.2	$163.6	$(290.2)
The components of income tax expense (benefit) for the years ended September 30, 2025, 2024 and 2023 are as follows.

(in millions)	2025	2024	2023
Current tax expense
U.S. Federal	$10.9	$27.4	$81.8
Foreign	34.2	31.9	44.9
State and local	1.1	1.3	(0.4)
Total current tax expense	46.2	60.6	126.3
Deferred tax (benefit) expense
U.S. Federal	(20.5)	6.2	(197.7)
Foreign	(26.4)	1.2	5.0
State and local	(12.3)	(3.7)	9.9
Total deferred tax (benefit) expense	(59.2)	3.7	(182.8)
Income tax (benefit) expense	$(13.0)	$64.3	$(56.5)

The following reconciles the total income tax (benefit) expense, based on the U.S. Federal statutory income tax rate of 21% with the Company’s recognized income tax (benefit) expense.

(in millions)	2025	2024	2023
U.S. Statutory federal income tax expense (benefit)	$18.3	$34.4	$(60.9)
Permanent items	4.9	8.1	5.0
Goodwill impairment	—	—	2.8
Foreign statutory rate vs. U.S. statutory rate	(1.9)	(3.7)	(1.6)
State income taxes, net of federal effect	(4.5)	(3.2)	(14.5)
State and Foreign effective rate change	(6.4)	1.0	(4.0)
GILTI	0.6	5.0	2.1
Residual tax on foreign earnings	1.8	1.9	1.5
Change in valuation allowance	(13.2)	1.9	0.2
Unrecognized tax expense	4.1	7.3	3.8
Share based compensation adjustments	(0.8)	0.3	0.3
Research and development tax credits	(2.0)	(2.3)	(1.8)
Partnership outside basis adjustment	(9.5)	7.7	7.0
Return to provision adjustments	(3.8)	4.0	(0.9)
Other	(0.6)	$1.9	$4.5
Income tax (benefit) expense	$(13.0)	$64.3	$(56.5)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 15 - INCOME TAXES (continued)
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2025 and 2024 are as follows.

(in millions)	2025	2024
Deferred tax assets
Employee benefits	$22.2	$27.4
Inventories and receivables	22.9	28.0
Marketing and promotional accruals	8.0	5.1
Property, plant and equipment	1.7	2.3
Unrealized losses	13.2	22.2
Intangibles	14.9	9.6
Operating lease liabilities	19.8	27.7
Net operating loss and credit carry forwards	347.6	322.2
Other	10.9	21.1
Total deferred tax assets	461.2	465.6
Deferred tax liabilities
Property, plant and equipment	1.2	4.4
Unrealized gains	2.7	6.8
Intangibles	164.7	171.8
Operating lease assets	16.9	23.4
Investment in partnership	64.5	78.3
Taxes on unremitted foreign earnings	2.4	1.7
Other	15.1	13.7
Total deferred tax liabilities	267.5	300.1
Net deferred tax liabilities	193.7	165.5
Valuation allowance	(296.4)	(321.4)
Net deferred tax liabilities, net valuation allowance	$(102.7)	$(155.9)
Reported as:
Deferred charges and other	$33.9	$14.9
Deferred taxes (noncurrent liability)	136.6	170.8
During the tax year ended September 30, 2025, the Company recognized a $13.0 million tax benefit related to reducing the outside basis deferred tax liability related to its U.S. partnership. The benefit resulted from the Company’s adoption of a plan during Fiscal 2025 to restructure its US operations in Fiscal 2026 in a tax-free manner that reversed $13.0 million of the outside basis difference.
During Fiscal 2022, the Company became aware of ongoing legal challenges to the validity of the IRC Section 245A temporary regulations (“June 2019 Regulations”) adopted by the Treasury Department in June of 2019. During the year ended September 30, 2022, the Company filed a protective amended U.S. income tax return consistent with the June 2019 Regulations being invalid. The Company has determined that this position is not more likely than not to be upheld and therefore has not recorded a tax benefit for this amended return and for the tax effects on each of its open Fiscal Years. Should the June 2019 Regulations ultimately be found invalid, the Company estimates that, as of September 30, 2025, it would recognize a tax benefit of approximately $56.6 million.
The Organization for Economic Co-operations and Development has introduced a framework to implement a global minimum corporate income tax of 15% referred to as "Pillar Two." Certain countries have adopted legislation to implement Pillar Two, and other countries are in the process of introducing legislation to implement Pillar Two. Many aspects of Pillar Two are effective for tax years beginning after January 1, 2024 with certain remaining aspects to be effective for tax years beginning January 1, 2025 or later. The impact of the Pillar Two legislation currently in effect for the Company's Fiscal 2025 does not have a material effect on the Fiscal 2025 tax provision.
On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into law in the U.S. The Act includes numerous provisions related to corporate income taxes with various effective dates. While the Company is still evaluating the changes contained in the Act, it does not expect them to have a material effect on its ongoing effective tax rate.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 15 - INCOME TAXES (continued)
The Tax Reform Act of December 22, 2017, included a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Company’s mandatory repatriation tax is payable over 8 years. The first payment was due January 2019. As of September 30, 2025, the remainder of the $5.5 million of the mandatory repatriation liability is due and payable in the next 12 months.
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
As of September 30, 2025 and 2024, the Company provided $2.4 million and $1.7 million, respectively, of residual foreign taxes on undistributed foreign earnings.
As a result of the June 2019 Regulations and the deemed mandatory repatriation, the Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at September 30, 2025. There were $500.6 million of the Company’s undistributed earnings taxed in the U.S. as a result of the mandatory deemed repatriation that was part of the Tax Reform Act, and the remaining earnings were taxed as a result of the June 2019 Regulations. The Company recorded GILTI inclusions for the tax year ended September 30, 2025 of $2.8 million. The Company estimates it generated untaxed, undistributed foreign earnings due to high-tax exceptions to GILTI inclusions under the Tax Reform Act for the year ended September 30, 2025 of $49.8 million and has cumulative untaxed, undistributed foreign earnings due to high-tax exceptions as of September 30, 2025 of $229.9 million.
As of September 30, 2025, the Company has U.S. federal net operating carryforwards (“NOLs”) of $601.8 million with a federal tax benefit of $126.4 million and tax benefits related to state NOLs of $44.1 million. Certain of the U.S. federal and state NOLs have indefinite carryforward periods while certain state NOLs expire through years ending in 2045. As of September 30, 2025, the Company has foreign NOLs of $515.1 million and tax benefits of $124.2 million, which will expire beginning in the Company's fiscal year ending September 30, 2026. Certain of the foreign NOLs have indefinite carryforward periods.
A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
During the year ended September 30, 2025, the Company initiated refinancing of certain intercompany loans, which will allow the Company to utilize certain Luxembourg NOLs that previously had a full valuation allowance. The Company recorded a tax benefit of $16.0 million due to the release of the valuation allowance against these NOLs in the year ended September 30, 2025.
The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2025, that $521.0 million of the total U.S. federal NOLs with a federal tax benefit of $109.4 million and $13.8 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2025, that $98.1 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.
As of September 30, 2025, the valuation allowance is $296.4 million, of which $193.4 million is related to U.S. net deferred tax assets and $103.0 million is related to foreign net deferred tax assets. As of September 30, 2024, the valuation allowance was $321.4 million, of which $203.6 million was related to U.S. net deferred tax assets and 117.8 is related to foreign net deferred tax assets. As of September 30, 2023, the valuation allowance was $333.4 million, of which $244.7 million is related to U.S. net deferred tax assets and $88.7 million is related to foreign net deferred tax assets. During the year ended September 30, 2025, the Company decreased its valuation allowance for deferred tax assets by $25.0 million of which $10.2 million is related to the decrease in valuation allowance against U.S. net deferred tax assets and $14.8 million related to the decrease in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2024, the Company decreased its valuation allowance for deferred tax assets by $12.0 million, of which $41.1 million was related to the decrease in valuation allowance against U.S. net deferred tax assets and $29.1 million related to the increase in the valuation allowance against foreign net deferred tax assets.
During the year ended September 30, 2025, $40.2 million of U.S. federal NOLs with a tax benefit of $8.4 million expired unused. The expiring NOLs had a full valuation allowance recorded.
As of September 30, 2025, the Company has recorded $40.9 million of valuation allowance against its U.S. state net operating losses.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 15 - INCOME TAXES (continued)
The total amount of unrecognized tax benefits at September 30, 2025 and 2024 are $186.3 million and $190.2 million, respectively. If recognized in the future, $112.5 million of the unrecognized tax benefits as of September 30, 2025 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2025, and 2024 the Company had $22.0 million and $9.8 million of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the year ended September 30, 2025 was a net increase of $12.2 million, a net increase of $8.1 million for the year ended September 30, 2024, and a net increase of $0.3 million for the year ended September 30, 2023. The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Unrecognized tax benefits, beginning of year	$190.2	$121.1	$100.9
Gross increase – tax positions in prior period	3.2	77.5	21.5
Gross decrease – tax positions in prior period	(6.7)	(9.2)	(34.4)
Gross increase – tax positions in current period	1.4	1.7	33.4
Settlements	—	(0.6)	—
Lapse of statutes of limitations	(1.8)	(0.3)	(0.3)
Unrecognized tax benefits, end of year	$186.3	$190.2	$121.1
For the year ended September 30, 2025, the Company recorded a decrease to the June 2019 Regulations position of $2.6 million for the impact of Fiscal 2025 on the position. For the year ended September 30, 2024, the Company recorded a decrease to the June 2019 Regulations position of $2.3 million for the impact of Fiscal 2024 on the position. In addition, during the year ended September 30, 2024, the Company recorded an increase to the June 2019 regulations position of $17.9 million for the adjustments related to the Fiscal 2023 U.S. federal tax return filed during Fiscal 2024. For the year ended September 30, 2023, the Company recorded a decrease to the June 2019 Regulations position of $33.0 million, which is included in the $34.4 million decrease for unrecognized tax positions in prior periods, and represents the impact of Fiscal 2023 activity on the position. The Company also recorded $27.3 million during the year ended September 30, 2023 for uncertain tax positions related to the state tax on the sale of HHI, which was increased by an additional $50.1 million during the year ended September 30, 2024 for the Fiscal 2023 state tax returns filed during Fiscal 2024.
The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2017 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2012 through December 31, 2015 are subject to Internal Revenue Service examination until the year that such net operating loss carryforwards are utilized, and those years are closed for audit. In addition, certain losses from 2002 to 2010 of entities acquired by the Company were able to be used in Fiscal 2019 and are subject to Internal Revenue Service examination until Fiscal 2019 is closed to audit. Fiscal years 2018, 2019, and 2021 are currently under examination and remain open. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2025, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in million)
NOTE 16 - SHAREHOLDERS' EQUITY
The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On May 20, 2024, the Company announced a new $500 million common stock repurchase program authorized by its Board of Directors, replacing the Company’s previously approved share repurchase program of $1.0 billion. Purchases under the program may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The repurchase program may be suspended or discontinued at any time. The following summarizes the activity of common stock repurchases under the program for the years ended September 30, 2025, 2024 and 2023, excluding the recognition of excise tax on annual net share repurchases, included as a component of Treasury Stock on the Consolidated Statements of Financial Position.

	2025			2024			2023
(in millions, except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open market purchases	4.4	$74.52	$326.4	5.6	$77.48	$432.7	0.4	$81.60	$34.7
Private purchases	—	—	—	0.5	93.74	50.0	—	—	—
ASR Agreement	—	—	—	1.3	65.84	83.2	5.3	74.86	400.0
Total purchases	4.4	74.52	$326.4	7.4	76.66	$565.9	5.7	75.36	$434.7
During the year ended September 30, 2025, the Company entered into a $150 million rule 10b5-1 repurchase plan in December 2024 to facilitate daily market share repurchases which reached its cap and was terminated in February 2025 with a total of 1.8 million shares. In March 2025, the Company entered into a rule 10b5-1 repurchase plan for $50 million to facilitate daily market share repurchases which reached its cap and was terminated in June 2025 with a total of 0.8 million shares. In June 2025, the Company entered into a rule 10b5-1 plan for $50 million to facilitate daily market share repurchases through February 13, 2026, until the cap is reached or until the plan is terminated, which was subsequently amended in September 2025 to increase the cap to $100 million. As of September 30, 2025, there has been 0.8 million shares repurchased for $45.3 million pursuant to the current 10b-1 repurchase plan. Repurchase activity subject to 10b5-1 plans are recognized as open market purchases above.
During the year ended September 30, 2024, the Company entered into a $200 million rule 10b5-1 repurchase plan in December 2023 to facilitate daily market share repurchases through November 15, 2024, until the cap is reached or until the plan is terminated. This plan was terminated in May 2024 with a total of 1.9 million shares for $153.6 million, reflected in open market purchases above. In May 2024, the Company purchased $50.0 million of common stock concurrent with the pricing of the offering of the Exchangeable Notes in privately negotiated transactions effected through one of the initial purchasers and/or its affiliates, at market price, reflected as open market purchases above.
During the year ended September 30, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) on June 20, 2023, with a third-party financial institution to repurchase an aggregate of $500 million of the Company’s common stock, par value $0.01 per share. The Company funded the share repurchases under the ASR Agreement with cash on-hand following the closing of the sale of the Company’s HHI segment. Pursuant to the agreement, the Company paid $500.0 million to the financial institution at inception of the agreement and took delivery of 5.3 million shares, which represented 80% of the total shares the company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of the initial shares received of $400.0 million were recorded as a treasury stock transaction, with the remainder of $100.0 million recorded as a reduction of Additional Paid-In Capital ("APIC") during the year ended September 30, 2023. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. Upon settlement of the ASR Agreement effective November 16, 2023, the financial institution delivered additional shares of 1.3 million, based on the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount, and recognized a non-cash treasury share repurchase from APIC of $83.2 million during the year ended September 30, 2024, based upon the market value of the Company’s stock at the time of settlement.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 17 - SHARE BASED COMPENSATION
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

(number of shares, in millions)	Authorized	Available
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	$7.1	$0.3
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	2.6	1.7
Compensation costs for share-based payment arrangements are recognized as Selling, General and Administrative Expense on the Consolidated Statements of Income. The following is a summary of the share based compensation expense for the years ended September 30, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Share based compensation expense	$20.5	$17.5	$17.2
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
The Company regularly issues annual RSU grants under its LTIP during the first quarter of the fiscal year. The following is a summary of the RSUs granted during the fiscal year ended September 30, 2025:

(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.04	$86.28	$3.4
Vesting in more than 12 months	0.11	79.02	8.5
Total time-based grants	0.15	80.95	11.9
Performance-based grants	0.18	86.16	15.7
Total grants	0.33	$83.84	$27.6

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 17 - SHARE BASED COMPENSATION (continued)
The following is a summary of RSU activity for the years ended September 30, 2025, 2024 and 2023:

(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Outstanding and nonvested as of September 30, 2022	1.01	$77.22	$78.3
Granted	0.55	52.22	28.6
Forfeited	(0.21)	71.99	(15.0)
Vested and exercised	(0.46)	70.98	(32.7)
Outstanding and nonvested as of September 30, 2023	0.89	66.29	59.2
Granted	0.48	67.81	32.5
Forfeited	(0.18)	70.71	(12.6)
Vested and exercised	(0.21)	67.73	(14.0)
Outstanding and nonvested as of September 30, 2024	0.98	65.93	65.1
Granted	0.33	83.84	27.6
Forfeited	(0.24)	84.47	(20.5)
Vested	(0.13)	72.82	(9.7)
Outstanding and nonvested as of September 30, 2025	0.94	$66.46	$62.5
As of September 30, 2025, the remaining unrecognized pre-tax compensation cost associated with outstanding RSUs is 27.4 million that would expect to be recognized over a weighted average period of 1.6 years, contingent upon realization of performance goals for performance based grants. If performance goals are not met, compensation cost may be not recognized, and previously recognized compensation cost would be reversed.
Stock Options
All stock options awards are fully vested and exercisable. The Company does not regularly grant new stock option awards and there were no awards granted during the years ended September 30, 2025, 2024 and 2023. Shares issued upon exercise of stock option awards are sourced from treasury shares when available. The following is a summary of outstanding stock option awards during the years ended September 30, 2025, 2024, and 2023:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Vested and exercisable at September 30, 2022	$0.16	$82.36	$5.32
Vested and exercisable at September 30, 2023	0.16	82.36	5.32
Forfeited	(0.07)	72.92	4.91
Exercised	(0.03)	82.85	5.25
Vested and exercisable at September 30, 2024	0.06	93.96	5.86
Exercised	(0.01)	83.46	5.22
Vested and exercisable at September 30, 2025	$0.05	$95.32	$5.95
The intrinsic value of share options exercised during the year ended September 30, 2025 and September 30, 2024, was $0.1 million and $0.4 million, which were settled through a net-share settlement where the shares delivered having an aggregate fair value equal to the intrinsic value of the share option at exercise, and no cash was received upon exercise. No options were exercised during the year ended September 30, 2023. As of September 30, 2025, there was no aggregate intrinsic value of outstanding and exercisable options, with the remaining contractual term of 1.1 years.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance as of September 30, 2022	$(285.9)	$16.8	$(34.0)	$(303.1)
Other comprehensive income (loss) before reclassification	37.3	(35.3)	(0.8)	1.2
Net reclassification for loss to income from continuing operations	—	12.2	0.8	13.0
Net reclassification for loss (gain) to income from discontinued operations	—	2.3	(0.1)	2.2
Other comprehensive income (loss) before tax	37.3	(20.8)	(0.1)	16.4
Deferred tax effect	7.0	5.4	(0.1)	12.3
Other comprehensive income (loss), net of tax	44.3	(15.4)	(0.2)	28.7
Deconsolidation of discontinued operations	26.6	—	(0.5)	26.1
Net change to determine comprehensive income for the period	70.9	(15.4)	(0.7)	54.8
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.3	—	—	0.3
Less: deconsolidation of discontinued operations	0.8	—	—	0.8
Other comprehensive income (loss) attributable to controlling interest	69.8	(15.4)	(0.7)	53.7
Balance as of September 30, 2023	(216.1)	1.4	(34.7)	(249.4)
Other comprehensive income (loss) before reclassification	49.6	(20.0)	(5.3)	24.3
Net reclassification for loss to income from continuing operations	2.4	15.2	1.0	18.6
Other comprehensive income (loss) before tax	52.0	(4.8)	(4.3)	42.9
Deferred tax effect	0.1	1.2	1.3	2.6
Other comprehensive income (loss), net of tax	52.1	(3.6)	(3.0)	45.5
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	52.0	(3.6)	(3.0)	45.4
Balance as of September 30, 2024	(164.1)	(2.2)	(37.7)	(204.0)
Other comprehensive income (loss) before reclassification	18.6	(4.3)	5.7	20.0
Net reclassification for loss to income from continuing operations	1.0	7.9	2.0	10.9
Other comprehensive income before tax	19.6	3.6	7.7	30.9
Deferred tax effect	4.7	(0.8)	(2.2)	1.7
Other comprehensive income, net of tax	24.3	2.8	5.5	32.6
Less: deconsolidation from sale of subsidiary attributable to non-controlling interest	0.5	—	—	0.5
Other comprehensive income attributable to controlling interest	23.8	2.8	5.5	32.1
Balance as of September 30, 2025	$(140.3)	$0.6	$(32.2)	$(171.9)
The following table presents reclassifications of the gain (loss) on the Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	2025			2024			2023
	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Foreign Currency Translation	Defined Benefit Pension	Derivative Instruments	Defined Benefit Pension	Derivative Instruments
Net sales	$—	$0.1	$—	$—	$—	$0.3	$—	$0.2
Cost of goods sold	—	(8.0)	—	—	—	(15.5)	—	(12.4)
Other non-operating expense, net	(1.0)	—	(2.0)	(2.4)	(1.0)	—	(0.8)	—
Income from discontinued operations, net of tax	—	—	—	—	—	—	0.1	(2.3)
See Note 11 - Derivatives for further detail on the Company’s hedging activity. See Note 14 - Employee Benefit Plans for further detail over the Company’s defined benefit plans.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 19 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional liability in excess of the amounts currently disclosed below or additional matters or proceedings presently pending, or the legal sufficiency of insurance claims or the solvency of insurance carriers, where applicable, will have a material adverse effect on the consolidated financial condition, results of operations, liquidity or cash flows.
Environmental Liabilities. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the HPC business. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites which have resulted in the identification of contamination that has been attributed to historic activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable. The following is a summary of the environment remediation liability as of September 30, 2025 and 2024:

(in millions)	2025	2024
Environmental remediation liability	$5.4	$4.5
Reported as:
Other current liabilities	1.8	0.8
Other long-term liabilities	3.5	3.7
The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 5%. Based on current estimates, the expected payments for environmental remediation for the next five years and thereafter at September 30, 2025, are as follows:

(in millions)	Amount
2026	$2.0
2027	2.5
2028	0.2
2029	0.3
2030	0.4
Thereafter	1.3
Total payments	6.7
Amount representing interest	1.3
Total environmental obligation	$5.4
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims and maintains a liability in the amount of management's estimate for aggregate exposure for such liability based upon probable loss from loss reports, individual cases, and losses incurred but not reported, including projected costs for legal support and expected coverage provided by insurance or other indemnities. As of September 30, 2025, and 2024, the Company recognized $2.0 million and $2.2 million in product liability, respectively, included in Other Current Liabilities on the Consolidated Statements of Financial Position.
HPC Product Safety Recalls. The Company and its HPC segment had initiated voluntary product safety recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") for specific products and has assessed the costs for anticipated returns, inventory loss, and other costs to facilitate the recall such as refunds, rework and destruction of affected products, as needed, and evaluated the probability of redemption. As of September 30, 2025 and 2024, the Company has recognized $3.9 million and $6.1 million in Other Current Liabilities on the Consolidated Statements of Financial Position associated with the estimated costs for the recalls. For certain products affected by the recall, the Company has contractual indemnification provisions with third parties and as of September 30, 2025 and 2024, the Company has recognized $7.6 million and $8.1 million in Other Receivables, respectively, on the Consolidated Statements of Financial Position related to such indemnifications.
Tristar Business Acquisition Litigation. On February 28, 2022, the Company acquired all of the membership interests of HPC Brands, LLC, which consisted of the home appliances and cookware business of Tristar Products, Inc. (the "Tristar Business") pursuant to a Membership Interest Purchase agreement dated February 3, 2022 (the "Acquisition Agreement"). Following the purchase of the Tristar Business in February 2022, the Company and its HPC segment were detrimentally impacted by aspects of the acquired business’ operations and products, which negatively impacted subsequent operating performance and partner relationships of the acquired brands and segment. Since the acquisition, the acquired business realized, among other things, significant distribution challenges, increased levels of retail inventory, reduced sales, increased promotional spending and deductions, higher level of product returns, and overall increased amount of costs. Additionally, the segment had realized losses attributable to recalls for products associated with the acquired brands, increased risks over the realizability of receivables and inventory, and recognized an impairment on assets including the acquired goodwill and the PowerXL® tradename intangible assets and disposed of certain inventory and products associated with the acquired brands. During the year ended September 30, 2023, the Company submitted a claim under its representation and warranty insurance policies, seeking coverage for certain losses resulting from breaches of representations and warranties in the Acquisition Agreement. During the year ended September 30, 2024, the Company recognized a gain of $65.0 million attributable to insurance proceeds received from its representation and warranty insurance policies. The Company continues to be actively engaged in various litigation matters associated with the Tristar Business acquisition and incurs costs to facilitate such litigation matters. As part of these various litigation matters, the HPC segment and the Company are seeking recovery for losses and other damage incurred in connection with the product recalls and separately for alleged fraud committed by sellers of the Tristar Business and other persons in connection with the sale of the Tristar Business to the Company, and in each case other damages and losses incurred by the HPC segment, the Company and the acquired business. While the Company continues to pursue such actions, there can be no guarantees and assurances that recoveries associated with the litigation matters can be realized and recovered. As of September 30, 2025, the Company believes it has assessed appropriate risks and recognized applicable losses and reserves reflecting the net assets of the Company and its HPC segment.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 20 - SEGMENT INFORMATION
The Company is a diversified global branded consumer products company managed through three product-focused reporting segments: (i) GPC, which consists of the Company’s global pet care business; (ii) H&G, which consists of the Company’s home and garden, insect control and cleaning products business and (iii) HPC, which consists of the Company’s global small kitchen and personal care appliances business. The Company identifies its segments as those operations whose results the Chief Operating Decision Maker ("CODM"), recognized as the Company's Chief Executive Officer, regularly reviews for making operating decisions, allocating capital and resources amongst the operations, and assessing performance as the source of its reportable segments. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for the sales and marketing initiatives and financial results for product lines within the segment. See Note 1 - Description of Business for further discussion.
The CODM of the Company uses Adjusted EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization) as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income from continuing operations. Adjusted EBITDA also excludes certain non-cash adjustments including share based compensation (see Note 17 - Share Based Compensation for further detail); impairment charges on property, plant and equipment, operating and finance lease assets, and goodwill and other intangible assets (See Note 7 - Property, Plant and Equipment, Note 10 - Leases, and Note 8 - Goodwill and Intangible Assets and for further detail, respectively); gain or loss from the early extinguishment of debt (See Note 9 - Debt for further detail); and purchase accounting adjustments recognized in income subsequent to an acquisition attributable to the step in value on assets acquired. Additionally, the Company will further recognize adjustments from Adjusted EBITDA for other costs, gains and losses that are considered significant, non-recurring, or otherwise not supporting the continuing operations and revenue generating activity of the segment or Company, including but not limited to, exit and disposal activities (See Note 4 - Exit and Disposal Activities for further detail), or incremental costs associated with strategic transactions, restructuring and optimization initiatives such as the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure the Company and its operations.
Segment net sales consists of revenue generated by contracts with external customers for the sale of products and services. The Company does not have any significant or material intrasegment revenues. See Note 5 - Revenue Recognition and Receivables for further breakdown of revenue by segment.
The segments are supported through center-led corporate shared service operations which are enabling functions to the segments consisting of finance and accounting, information technology, legal and human resource, supply chain and commercial operations. Costs attributable to such shared service operations are allocated to the segments based upon various metrics which are considered representative to the use and support provided by such enabling functions to each of the segments. From time to time, the Company may revise the measurement of overhead allocations and presentation of significant expenses, as determined by the information regularly reviewed by its CODM.
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
The Company also incurs costs attributable to corporate functions such as tax, treasury, internal audit, corporate finance, legal and corporate executive and board related governance costs, which are considered corporate costs of the Company and not allocated to the segments. Interest costs attributable to external borrowings, including finance leases, are not recognized or allocated to segments. Interest income is generally not recognized or allocated to segments.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 20 - SEGMENT INFORMATION (continued)
Financial information for the Company's segments, including net sales, significant expenses and reconciliation of Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes for the years ended September 30, 2025, 2024, and 2023 are as follows:

	2025				2024				2023
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Net sales	$1,082.5	$572.8	$1,153.7	$2,809.0	$1,151.5	$578.6	$1,233.8	$2,963.9	$1,139.0	$536.5	$1,243.3	$2,918.8
Cost of goods sold	655.5	341.0	780.6	1,777.1	690.8	345.6	812.2	1,848.6	729.9	348.9	877.0	1,955.8
Selling, general & administrative	265.4	159.5	332.8	757.7	280.1	161.6	367.4	809.1	255.4	133.9	342.4	731.7
Other non-operating expense, net	1.2	—	3.7	4.9	1.2	—	0.3	1.5	0.5	—	1.2	1.7
Addback: Depreciation & amortization	34.7	19.2	20.1	74.0	36.7	19.4	21.4	77.5	37.4	18.8	20.4	76.6
Segment Adjusted EBITDA	$195.1	$91.5	$56.7	343.3	$216.1	$90.8	$75.3	382.2	$190.6	$72.5	$43.1	$306.2
Interest expense				30.0				58.5				116.1
Depreciation				56.4				57.3				48.9
Amortization				41.6				44.5				42.3
Corporate costs				58.3				66.1				41.1
Unallocated shared service costs				—				—				18.0
Interest income[1]				(4.2)				(55.7)				(37.9)
Share-based compensation				20.5				17.5				17.2
Non-cash impairment charges				24.4				50.3				242.6
Non-cash purchase accounting adjustments				—				1.2				1.9
(Gain) loss from early extinguishment of debt				—				(2.6)				3.0
Exit and disposal costs				8.8				1.0				9.3
HHI separation costs[2]				1.5				3.9				8.4
HPC separation initiatives[2]				0.9				13.4				4.2
Global ERP transformation[2]				9.2				15.0				11.4
Tristar Business integration[2]				—				—				11.5
HPC product recall[3]				—				6.9				7.7
Gain from remeasurement of contingent consideration liability[4]				—				—				(1.5)
Representation and warranty insurance proceeds[5]				—				(65.0)				—
Litigation charges[6]				3.5				2.9				3.0
HPC product disposal[7]				—				—				20.6
Other[8]				5.2				3.4				28.6
Income (loss) from continuing operations before income taxes				$87.2				$163.6				$(290.2)
______________________________________________
1 Interest income is primarily associated with the corporate investment of cash proceeds from the HHI separation in June 2023.
2 Incremental costs associated with strategic transactions, restructuring and optimization initiatives, including, but not limited to, the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure operations.
3 Incremental net costs from product recalls in the HPC segment. See Note 19 - Commitment and Contingencies for further detail.
4 Non-cash gain from the remeasurement of a contingent consideration liability associated with the Tristar Business.
5 Gain from the receipt of insurance proceeds on representation and warranty policies associated with the Tristar Business acquisition. See Note 19 Commitment and Contingencies for further detail.
6 Litigation costs primarily associated with the Tristar Business acquisition. See Note 19 - Commitment and Contingencies for further detail.
7 Non-cash write-off from the incremental disposition of certain HPC inventory primarily associated with acquired brand from the Tristar Business acquisition.
8 Other is attributable to (1) other project costs primarily associated with distribution center transitions; (2) key executive severance and other one-time compensatory costs; (3) loss from the sale and deconsolidation of a Romania joint venture subsidiary during the year ended September 30, 2025, and the liquidation and deconsolidation of a Russia operating subsidiary during the year ended September 30, 2024; and (4) the impact from the early settlement of foreign currency cash flow hedges during September 30, 2023.

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 20 - SEGMENT INFORMATION (continued)
Depreciation and amortization relating to the segments are as follows for the years ended September 30, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
GPC	$34.7	$36.7	$37.4
H&G	19.2	19.4	18.8
HPC	20.1	21.4	20.4
Total segments	74.0	77.5	76.6
Corporate and shared operations	24.0	24.3	14.6
Total depreciation and amortization	$98.0	$101.8	$91.2
Segment assets consist of Inventories, net. The following is a summary of segment assets and a reconciliation of segment assets to total assets of the Company were as follows as of September 30, 2025 and 2024:

Segment assets (in millions)	2025	2024
GPC	$161.4	$159.4
H&G	92.2	85.6
HPC	192.5	217.1
Total segment assets	446.1	462.1
Other current assets	738.1	1,116.5
Non-current assets	2,195.4	2,263.7
Total assets	$3,379.6	$3,842.3
Geographic Financial Information
Net sales geographic regions (based upon destination) for the years ended September 30, 2025, 2024 and 2023 are as follows:

Net sales to external parties - Geographic Disclosure (in millions)	2025	2024	2023
United States	$1,568.5	$1,715.8	$1,722.4
Europe/MEA	881.5	885.2	830.7
Latin America	213.0	211.8	206.8
Asia-Pacific	92.9	99.4	106.6
North America - Other	53.1	51.7	52.3
Net sales	$2,809.0	$2,963.9	$2,918.8
Long-lived asset information, consisting of Property Plant and Equipment, Net, and Operating Lease Assets, as of September 30, 2025 and 2024 by geographic area are as follows:

Long-lived assets - Geographic Disclosure (in millions)	2025	2024
United States	$270.9	$285.7
Europe/MEA	49.2	73.0
Latin America	2.1	2.4
North America - Other	4.7	1.3
Asia-Pacific	1.6	6.1
Total long-lived assets	$328.5	$368.5

SPECTRUM BRANDS HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions)
NOTE 21 - EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of share-based awards, based upon the treasury stock method, and the Exchangeable Notes, as determined under the net share settlement method. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. From the time of the issuance of the Exchangeable Notes, the average market price of the Company’s common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the Exchangeable Notes. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2025, 2024 and 2023, are as follows:

(in millions, except per share amounts)	2025	2024	2023
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$99.7	$99.3	$(233.8)
Income from discontinued operations attributable to controlling interest	0.2	25.5	2,035.3
Net income attributable to controlling interest	$99.9	$124.8	$1,801.5
Denominator
Weighted average shares outstanding - basic	25.7	30.3	39.5
Dilutive shares	0.2	0.2	—
Weighted average shares outstanding - diluted	25.9	30.5	39.5
Earnings per share
Basic earnings per share from continuing operations	$3.88	$3.28	$(5.92)
Basic earnings per share from discontinued operations	—	0.84	51.57
Basic earnings per share	$3.88	$4.12	$45.65
Diluted earnings per share from continuing operations	$3.85	$3.26	$(5.92)
Diluted earnings per share from discontinued operations	0.01	0.84	51.57
Diluted earnings per share	$3.86	$4.10	$45.65
Weighted average number of anti-dilutive shares excluded from denominator	—	—	0.2

EXHIBIT INDEX

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

Exhibit 10.10+
Form of Agreement with Ehsan Zargar Regarding Certain Provisions of Such Executive’s Respective Prior Separation Agreements with HRG Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 7, 2019 (File No. 001-4219)).

Exhibit 10.11+
Form of Restricted Stock Unit Award Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.12+
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

Exhibit 10.14+
Form of Service Based Restricted Stock Unit Agreement effective as of December 23, 2023. (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 15, 2024 (File No. 001-4219)).

Exhibit 10.15+
Form of Performance Based Restricted Stock Unit Agreement effective as of December 22, 2023.(incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc.on November 15, 2024 (File No. 001-4219)).

Exhibit 10.16+
Form of Executive Vice President Retention Agreement effective as of February 14, 2024. (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 15, 2024 (File No. 001-4219)).

Exhibit 10.17+*	Separation Agreement, dated as of September 3, 2025, by and among Spectrum Brands Holdings, Inc. and Jeremy W. Smeltser.
Exhibit 10.18+*	Employment Agreement, dated as of September 3, 2025, by and among Spectrum Brands Holdings, Inc. and Faisal Qadir.
Exhibit 19.1
Securities Holding and Trading Policy of Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 15, 2024 (File No. 001-4219)).

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
Exhibit 97.1
Compensation Clawback Policy, revised and effective as of November 14, 2023. (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 15, 2024 (File No. 001-4219)).

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
David M. Maura
Chief Executive Officer and Chairman of the Board
DATE: November 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David M. Maura David M. Maura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Faisal Qadir Faisal Qadir	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Leslie L. Campbell Leslie L. Campbell	Director

/s/ Sherianne James Sherianne James	Director

/s/ Gautam Patel Gautam Patel	Director

/s/ Terry L. Polistina Terry L. Polistina	Director

/s/ Hugh R. Rovit Hugh R. Rovit	Director