Form 10-K/A
period 2025-09-30
Spectrum Brands Holdings, Inc.
filed 2026-01-23
CIK 109177

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
X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $1,690 million based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (March 30, 2025). For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an “affiliate” of the registrant, as defined by applicable securities law. As of December 31, 2025, there were outstanding 23,279,004 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.

Auditor Name: KPMG, LLP	Auditor Location: Milwaukee, Wisconsin	Auditor Firm ID: 185
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Spectrum Brands Holdings, Inc. is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“Fiscal 2025”) that was filed with the Securities and Exchange Commission (“SEC”) on November 18, 2025 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein with paragraphs 3, 4, and 5 of the certifications omitted because no financial statements are included in this Form 10-K/A.
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
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
In accordance with our Third Restated By-Laws (our “By-Laws”) and our Amended and Restated Certificate of Incorporation (our “Charter”), our Board currently consists of six members. In August 2021, at our annual stockholders meeting, our stockholders approved an amendment to our Charter to declassify our Board. The declassification process was completed as of our 2024 annual stockholders meeting. At our 2025 annual stockholders meeting, all directors were re-elected for one-year terms.
Our Nominating and Corporate Governance Committee (“NCG Committee”) considers and chooses nominees for our Board with the primary goal of presenting a diverse and well-qualified slate of candidates who will serve the interests of our Company and our stockholders, taking into account the attributes of each candidate’s professional skill set and credentials. In evaluating nominees, our NCG Committee reviews each candidate’s background and assesses each candidate’s independence, skills, experience, personal background, and expertise based upon a number of factors. We seek directors with the highest professional and personal ethics, integrity and character who have experience at the governance and policy-making level in their respective fields and are able to bring their unique perspectives to the Board. Our NCG Committee reviews the professional background of each candidate to determine whether each candidate has the appropriate experience and ability to effectively make important decisions as a member on our Board. Our NCG Committee also determines whether a candidate’s skills and experience complement and enhance the collective skills and experience of our existing Board members.
Director Skills, Background and Experiences
Our Board seeks to maintain an appropriate balance of skills, experience and diversity of perspectives necessary to enhance the effectiveness of the Board, reflect our broad consumer base and maintain the highest standards of corporate governance. Pursuant to our policies, the selection of Board candidates is based on a range of perspectives with reference to the Company’s business model and specific needs, including, but not limited to, talents, skills and expertise, industry experience, professional experience, unique personal experience and background, educational background and other similar characteristics.
Our directors collectively represent a robust and diverse set of skills and experience, which we believe positions our Board and its committees well to effectively oversee the execution of our business strategy and to advance the interests of the Company and its stakeholders. The following table summarizes some of the key categories of skills and experience of our current directors. The absence of any given category of key skills or experiences does not necessarily signify a lack of qualification in any such category.

Directors
Skills & Experience	Sherianne James	Leslie L. Campbell	Hugh R. Rovit	Gautam Patel	David M. Maura	Terry L. Polistina
Accounting/Auditing		✓	✓	✓	✓	✓
Business Operations	✓	✓	✓	✓	✓	✓
Consumer Products	✓	✓	✓		✓	✓
Corporate Governance	✓		✓	✓	✓	✓
Corporate Strategy & Business Development	✓	✓	✓	✓	✓	✓
Ethics/Corporate Social Responsibility	✓	✓	✓	✓	✓	✓
Executive Leadership & Management	✓	✓	✓		✓	✓
Finance/Capital Management & Allocation		✓	✓	✓	✓	✓
Human Resources & Compensation			✓	✓	✓	✓
International Business Experience	✓	✓	✓	✓	✓	✓
Marketing/Sales or Brand Management	✓	✓	✓		✓	✓
Mergers & Acquisitions	✓	✓	✓	✓	✓	✓
Public Company Board Experience	✓	✓	✓	✓	✓	✓
Public Company Executive Experience	✓		✓		✓	✓
Director Background by Individual

Name	Age	Gender	Asian / South Asian	Black / African American	White / Caucasian
Sherianne James	57	F		✓
Leslie L. Campbell	65	M		✓
Hugh R. Rovit	65	M			✓
Gautam Patel	53	M	✓
Terry L. Polistina	62	M			✓
David M. Maura	53	M			✓

Board & Committee Composition
The names of our six current directors and their respective ages, Board tenures and committee memberships are each set forth in the following table:

			Committee Membership [2]
Name	Age	Tenure[1]	A	C	NCG
Sherianne James Independent Director	57	2018		○	●
Leslie L. Campbell Independent Director	65	2021	○
Hugh R. Rovit Independent Director	65	2018	○		○
Gautam Patel Independent Director	53	2020	●	○
David M. Maura Executive Chairman	53	2018
Terry L. Polistina Lead Independent Director	62	2018		●	○
_______________________________________
1    Tenure represents service on the Board of the Company following the merger on July 13, 2018 of HRG Group, Inc. (“HRG Group”) with its majority owned subsidiary, Spectrum Brands Legacy, Inc. (“SPB Legacy”), now known as Spectrum Brands Holdings, Inc.
2    Committee membership: A = Audit Committee; C = Compensation Committee; NCG = NCG Committee; ● indicates committee Chair; ○ indicates committee member.
Director Biographies
Set forth below are biographies for each of our directors.

Sherianne James	Independent Director
Independent Director since: October 2018 Age: 57 Assignments/Committees: • NCG Committee (Chair) • Compensation Committee	Sherianne James was appointed to our Board in October 2018. Since January 2025, Ms. James has served as the Chief Marketing Officer at Heartland Dental. From August 2017 to January 2025, she served as the Chief Marketing Officer of Essilor of America, as well as the SVP of Customer Engagement since March 2020 and Vice President, Consumer Marketing since July 2016. From February 2011 to July 2016, she held positions of increasing responsibility in marketing and operations for Transitions Optical, a division of Essilor of America, culminating in her role as Vice President of Transitions Optical from April 2014 to July 2016. From July 2005 through December 2010, Ms. James was Senior Marketing Manager for Russell Hobbs/Applica. She previously held a number of key project manager, research manager and brand manager positions with Kraft Foods, Inc. and, later, Kraft/Nabisco Foods from June 1995 to June 2005. Ms. James earned a B.S. degree in chemical engineering from the University of Florida in 1994 and an MBA from Northwestern University’s Kellogg Graduate School of Management in 2002. Ms. James currently serves as Chair of our NCG Committee and is a member of our Compensation Committee. See page 4 for Ms. James’ key skills and experiences.

Leslie L. Campbell	Independent Director
Independent Director since: April 2021 Age: 65 Assignments/Committees: • Audit Committee	Leslie L. Campbell was appointed to our Board in April 2021. Since 2015, Mr. Campbell has been the owner and Chief Executive Officer of Campbell & Associates LLC, a product development and engineering company. From 2013 to 2015, he served as Executive Vice President at AAMP Global, a vehicle technology company where he was responsible for engineering, research and development, new product development and operations. From 2002 to 2013, Mr. Campbell served in various senior roles of increasing responsibility in the engineering department for Applica Consumer Products, including serving the last six years of his tenure as Vice President of Engineering Quality and Regulatory where he was responsible for the design and development of new products and the maintenance of existing core product lines. From 1999 to 2002, Mr. Campbell served as Chief Engineer for B/E Aerospace where he was responsible for the design and development of galley products for commercial airlines. From 1995 to 1999, Mr. Campbell served as a Senior Research Engineer for Baker Hughes. From 1990 to 1995, he served as Senior Engineer at the Johnson Space Center (NASA) and from 1989 to 1990 he was a Senior Engineer at General Electric - Aerospace Division. Mr. Campbell received an undergraduate degree in engineering from the University of Florida. Mr. Campbell currently serves as a member of our Audit Committee. See page 4 for Mr. Campbell’s key skills and experiences.

Hugh R. Rovit	Independent Director
Independent Director since: July 2018 Age: 65 Assignments/Committees: • Audit Committee • NCG Committee	Hugh R. Rovit was appointed to our Board in July 2018. Mr. Rovit is currently Chief Executive Officer of Pegasus Home Fashions, a leading manufacturer of bed pillows and utility bedding products. Mr. Rovit previously served as Chief Executive Officer of MISSION, a leader in cooling and heat-relief solutions from May 2022 to October 2023 as well as Chief Executive Officer of S’well, Inc., a global manufacturer and marketer of reusable stainless-steel bottles and accessories from February 2020 until its sale to a strategic competitor in March 2022. Prior to that time, Mr. Rovit served as Chief Executive Officer of Ellery Homestyles, a leading supplier of branded and private label home fashion products to major retailers offering curtains, bedding, throws, and specialty products, from May 2013 until its sale in September 2018 to a strategic competitor. Previously, Mr. Rovit served as Chief Executive Officer of Sure Fit, Inc., a marketer and distributor of home furnishing products from 2006 until its sale to a strategic competitor in December 2012 and was a Principal at turnaround management firm Masson & Company from 2001 through 2005. Previously, Mr. Rovit held the positions of Chief Financial Officer of Best Manufacturing Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001 and Chief Financial Officer of Royce Hosiery Mills. Inc., a manufacturer and distributor of men's and women's hosiery. from 1991 through 1998. Mr. Rovit is also a director of GSC Technologies, Inc. and previously served as a director of PlayPower Inc., Nellson Nutraceuticals, Inc., Kid Brands Inc., Atkins Nutritional, Inc., Oneida, Ltd., Cosmetic Essence, Inc., Xpress Retail and Twin Star International. Mr. Rovit received his B.A. degree from Dartmouth College and has an MBA from Harvard Business School. Mr. Rovit is a member of our Audit Committee and NCG Committee. See page 4 for Mr. Rovit’s key skills and experiences.

Gautam Patel	Independent Director
Independent Director since: October 2020 Age: 53 Assignments/Committees: • Audit Committee (Chair) • Compensation Committee	Gautam Patel was appointed to our Board in October 2020. Mr. Patel has served as Managing Director of Tarsadia Investments, a private investment firm based in Newport Beach, California, since 2012. In that role, Mr. Patel has led a team of investment professionals to identify, evaluate and execute principal control equity investments across sectors including life sciences, financial services and technology. Prior to joining Tarsadia, Mr. Patel served as Managing Director at Lazard from 2008 to 2012, where he led financial and strategic advisory efforts in sectors including transportation and logistics, private equity and healthcare. Prior to that, Mr. Patel served in a variety of advisory roles at Lazard from 1999 to 2008, including restructuring, bankruptcy and corporate reorganization assignments in 2001 and 2008. From 1994 to 1997, Mr. Patel was an Analyst at Donaldson, Lufkin & Jenrette, where he worked on mergers and acquisitions as well as high-yield and equity financings. Mr. Patel is currently a Board Member of Amneal Pharmaceuticals (NYSE: AMRX). Mr. Patel also serves on the board of Casita Maria Center for Arts and Education, a New York-based nonprofit organization which aims to empower children through arts-based education. Mr. Patel received a B.A. from Claremont McKenna College, a B.S. from Harvey Mudd College, an MSc from the London School of Economics and an MBA from the University of Chicago. Mr. Patel currently serves as Chair of our Audit Committee and as a member of our Compensation Committee. See page 4 for Mr. Patel’s key skills and experiences.

Terry L. Polistina	Independent Director
Independent Director since: July 2018 Age: 62 Assignments/Committees: • Lead Independent Director • Compensation Committee (Chair) • NCG Committee	Terry L. Polistina was appointed to our Board in July 2018. Since July 2018, Mr. Polistina has served as the Lead Independent Director of the Board. Mr. Polistina served as the President, Small Appliances of SPB Legacy beginning in June 2010 and became President – Global Appliances of SPB Legacy in October 2010 until September 2013. Prior to that, Mr. Polistina served as the Chief Executive Officer and President of Russell Hobbs from 2007 until 2010. Mr. Polistina served as Chief Operating Officer at Applica from 2006 to 2007 and Chief Financial Officer from 2001 to 2007, at which time Applica combined with Russell Hobbs. Mr. Polistina previously served as a director of privately held Entic, Inc. Mr. Polistina received an undergraduate degree in finance from the University of Florida and holds an MBA from the University of Miami. Mr. Polistina is the Chair of our Compensation Committee, is a member of our NCG Committee and serves as the Lead Independent Director of the Board. See page 4 for Mr. Polistina’s key skills and experiences.
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
Included in the discussion below is information regarding David M. Maura, our Chief Executive Officer who also serves on the Board, and our other executive officers who do not serve as directors of our Company.

David M. Maura Executive Chairman, President and Chief Executive Officer (July 2018 to Present) Age: 53
David M. Maura was appointed our Executive Chairman and our Chief Executive Officer in July 2018. Previously, he had served as the Executive Chairman, effective as of January 2016, and as Chief Executive Officer, effective as of April 2018, of SPB Legacy. Prior to such appointment, Mr. Maura served several roles at SPB Legacy, including Executive Chairman, non-Executive Chairman and Chief Executive Officer. Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG Group from October 2011 until November 2016 and had been a member of HRG Group’s board of directors from May 2011 until December 2017. Mr. Maura previously served as a Vice President and Director of Investments of Harbinger Capital Partners LLC from 2006 until 2012. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, Inc., where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Previously, Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst.
Mr. Maura previously served on the boards of directors of Ferrous Resources, Ltd., Russell Hobbs and Applica. Mr. Maura received a B.S. degree in business administration from Stetson University and is a CFA charter holder. See page 4 for Mr. Maura’s key skills and experiences.

Faisal Qadir Executive Vice President, Chief Financial Officer (September 2025 to Present) Age: 48	Faisal Qadir was appointed our Executive Vice President and Chief Financial Officer on September 3, 2025. He previously served as the Company’s Vice President of Strategic Finance and Enterprise Reporting and has been with the Company since 2012. During his tenure with the Company, Mr. Qadir has held several senior finance leadership roles, including Vice President of Investor Relations, Chief Financial Officer of the Global Pet Care business, and Chief Financial Officer of the Home and Personal Care business. Before joining Spectrum Brands, Mr. Qadir held several finance leadership positions of increasing responsibility at The Black & Decker Corporation and Stanley Black & Decker from 2003 to 2012 across FP&A, Operations Finance and Controllership. Mr. Qadir earned his undergraduate degree from Institute of Business Administration in Karachi, Pakistan and his Master of Business Administration from the University of Notre Dame.

Ehsan Zargar Executive Vice President, General Counsel & Corporate Secretary (October 2018 to Present) Age: 48
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

Corporate Governance
Governance Practices
Our corporate governance practices have evolved alongside our overall holding company structure and business strategy. Specifically, we ceased being a controlled company in 2018 and have streamlined our business holdings to focus on our core areas of expertise, which are intended to continue to be bolstered in size and footprint through continued organic growth and future acquisitions.
While completing transformative strategic, operational and personnel changes since ceasing to be a controlled company, we have also transformed our corporate governance and compensation practices to reflect our position as a widely-held company and to align with relevant corporate governance and compensation best practices.
The following table provides an overview of our corporate governance practices:

Our Practices

✓ Experienced, skilled and diverse Board and executive team
✓ Global Code of Business Conduct and Ethics
✓ Supplier Code of Conduct
✓ Majority voting and a director resignation policy
✓  Board Diversity Policy
✓  Global Environmental, Social and Governance Policy
✓  Global Energy and Greenhouse Gas Policy
✓  Environmental Policy
✓  Human Rights Policy
✓  Stock ownership guidelines
✓ Annual individual director, Board, and committee assessments

✓  Independent lead director
✓  Majority of the Board composed of independent directors
✓  All Board committees composed entirely of independent directors
✓ Fully declassified Board as of August 2024
✓  Related person transactions policy
✓  Anti-hedging policy
✓  Anti-pledging policy
✓  Robust clawback policy
✓  All members of the Audit Committee are financial experts
✓ Independent compensation consultant
✓  Annual succession planning
✓  Year-round stockholder engagement

Board Structure
Lead Independent Director
Mr. Polistina was appointed to our Board and as our Lead Independent Director in July 2018. In his capacity as our Lead Independent Director, Mr. Polistina:
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
•Approves meeting schedules to ensure there is sufficient time for discussion of all agenda items.
•If requested by major stockholders, ensures that he is available for consultation and direct communication.
•Interviews, along with the Chair of our NGC Committee, Board and senior management candidates and makes recommendations with respect to Board candidates and hiring of senior management.
•Consults with other members of our Compensation Committee with respect to the performance review of our CEO and other members of our senior management team.
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
Director Independence
In accordance with the New York Stock Exchange Listed Company Manual (the “NYSE Rules”) and our Corporate Governance Guidelines, a majority of our Board is required to be composed of independent directors. Our Board has adopted the definition of “independent director” set forth under Section 303A.02 of the NYSE Rules to assist it in making determinations of independence. Our Board has determined that all of our directors except for David Maura (our Chairman and CEO) currently meet these standards and qualify as independent. More specifically, our Board has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company): Leslie L. Campbell, Sherianne James, Terry L. Polistina, Hugh R. Rovit and Gautam Patel.

Meetings of Independent Directors
The Company generally holds executive sessions at each Board and committee meeting. In his capacity as our Lead Independent Director, Mr. Polistina presides over executive sessions of the entire Board, and the Chair of each committee presides over the executive sessions of that committee.
Committees Established by Our Board of Directors
Our Board has designated three principal standing committees: our Audit Committee, our Compensation Committee and our NCG Committee, each of which has a written charter addressing the committee’s purpose and responsibilities and includes such duties that the Board may designate to such committee, from time to time. Each standing committee is composed entirely of independent directors.
Audit Committee
Our Audit Committee has been established in accordance with Section 303A.06 of the NYSE Rules and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of our financial statements. Our Audit Committee is responsible for monitoring (i) the integrity of our financial statements, (ii) our independent registered public accounting firm’s qualifications and independence, (iii) the performance of our internal audit function and independent auditors and (iv) our compliance with legal and regulatory requirements. The responsibilities and authority of our Audit Committee are described in further detail in the Charter of the Audit Committee, as adopted by our Board in February 2024, a copy of which is available at our website www.spectrumbrands.com under “Investor Relations-Corporate Governance Documents.”
The current members of our Audit Committee are Gautam Patel (Chair), Leslie L. Campbell and Hugh R. Rovit. Our Board has determined that all members of our Audit Committee qualify as “audit committee financial experts” as defined in the rules promulgated by the SEC in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002. Our Board has determined that all members of our Audit Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules, Section 10A(m)(3)(B) of the Exchange Act and Exchange Act Rule 10A-3(b).
Compensation Committee
Our Compensation Committee is responsible for (i) overseeing our compensation and employee benefits plans and practices, including our executive compensation plans and our incentive compensation and equity-based plans, (ii) evaluating and approving the performance of our Executive Chairman and CEO and other executive officers in light of those goals and objectives and (iii) reviewing and discussing with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. The responsibilities and authority of our Compensation Committee are described in further detail in the Charter of the Compensation Committee, as adopted by our Board in February 2024, a copy of which is available at our website www.spectrumbrands.com under “Investor Relations-Corporate Governance Documents.”
The current members of our Compensation Committee are Terry L. Polistina (Chair), Sherianne James and Gautam Patel. Our Board has determined that all members of our Compensation Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
NCG Committee
Our NCG Committee is responsible for (i) identifying and recommending to our Board individuals qualified to serve as our directors and on our committees of our Board, (ii) advising our Board with respect to board composition, procedures and committees, (iii) developing and recommending to our Board a set of corporate governance principles applicable to the Company and (iv) overseeing the evaluation process of our Board, the committees of our Board, the individual directors and our Executive Chairman and CEO. The responsibilities and authority of our NCG Committee are described in further detail in the Charter of the NCG Committee, as adopted by our Board in February 2024, a copy of which is available at our website www.spectrumbrands.com under “Investor Relations-Corporate Governance Documents.”
The current members of our NCG Committee are Sherianne James (Chair), Terry L. Polistina and Hugh R. Rovit. Our Board has determined that all members of our NCG Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
Board and Committee Activities
During Fiscal 2025, our Board held four meetings and acted by unanimous written consent on three occasions. Our Audit Committee held four meetings during Fiscal 2025. Our Compensation Committee held six meetings during Fiscal 2025. Our NCG Committee held five meetings during Fiscal 2025.
During Fiscal 2025, all of our directors attended 100% of the meetings of the Board and committees on which they served.
Our Practices and Policies
We have created and continue to update our practices and policies to incorporate new regulatory requirements and industry best practices. These practices and policies, which are set forth immediately below, guide our corporate governance and ethical practices. To ensure our practices and policies are compliant, we regularly review and, if appropriate, update them with the assistance and guidance of experienced internal and external legal counsel.
Corporate Governance Guidelines and Code of Ethics and Business Conduct
Our Board has adopted our Corporate Governance Guidelines to assist it in the exercise of its responsibilities. These guidelines reflect our Board’s commitment to monitor the effectiveness of policy and decision-making, both at our Board and management level, with a view to enhancing stockholder value over the long term. Our Corporate Governance Guidelines address, among other things, our Board and Board committee composition and responsibilities, director qualifications standards and selection and evaluation of our CEO. In addition, pursuant to these guidelines, our Board has formalized a process by which our directors are assessed annually by our NCG Committee. The assessment includes a peer review process and evaluates the Board as a whole, the committees of the Board and the individual directors. In carrying out this assessment, we may retain an external expert to assist our Board and NCG Committee at least every three years. Our Board has adopted a Code of Business Conduct and Ethics for directors, officers and employees and a Code of Ethics for the Principal Executive Officer and Senior Financial Officers to provide guidance to our CEO, Chief Financial Officer (“CFO”), principal accounting officer or controller and our business segment chief financial officers or persons performing similar functions.

Majority Voting and Director Resignation Policy
We have a majority voting policy for the election of directors. Pursuant to this policy, which applies in the case of uncontested director elections, a director must be elected by a majority of the votes cast with respect to the election of such director. For purposes of this policy, a “majority of the votes cast” means that the number of shares voted “for” a director must exceed the number of shares voted “against” that director and abstentions and broker non-votes are not counted as “votes cast.”
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
Anti-Hedging Policy
The Company believes it is improper and inappropriate for our directors, officers, employees and certain of their family members (each, a “Subject Person”) to engage in hedging, short-term or speculative transactions involving the Company’s securities. Our anti-hedging policy applies to all Subject Persons. The Company prohibits Subject Persons from engaging in (i) derivative, speculative, hedging or monetization transactions in Company securities (including, but not limited to, any trading on derivatives (such as swaps, forwards and/or futures) of Company securities that allow a stockholder to lock in the value of Company securities in exchange for all or part of the potential upside appreciation in the value of such stock), (ii) short sales (i.e., selling stock the Subject Person does not own and borrowing shares to make delivery) or (iii) buying or selling puts, calls, options or other derivatives in respect of Company securities.
Anti-Pledging Policy
In addition, the Company believes it is improper and inappropriate for any Subject Person to engage in pledging transactions involving the Company’s securities. We have a robust anti-pledging policy which prohibits Subject Persons from pledging or encumbering Company securities as collateral for a loan or other indebtedness. This prohibition includes, but is not limited to, holding such shares in a margin account as collateral for a margin loan or borrowing against Company securities on margin. Any pledges (and any modifications or replacements of such pledges) that existed prior to the adoption of our policy are exempted (unless otherwise prohibited by applicable law or Company policy) and modification or replacement of any such pre-existing pledge may be made so long as such modification or replacement does not result in additional shares being pledged.
Securities Holdings and Trading Policy
Our Company believes that it is appropriate to monitor and prohibit certain trading in the securities of our Company. Accordingly, trading of the Company’s securities by directors, executive officers and certain other employees who are so designated by the office of the Company’s General Counsel is subject to trading period limitations or must be conducted in accordance with a previously established trading plan that meets SEC requirements. At all times, including during approved trading periods, directors, executive officers and certain other employees notified by the office of the Company’s General Counsel are required to obtain preclearance from the Company’s General Counsel or its designee prior to entering into any transactions in Company securities, unless those transactions occur in accordance with a previously established and approved trading plan that meets SEC requirements.
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
Compensation Clawback Policy
We have adopted a Compensation Clawback Policy (the “Clawback Policy”), as amended in November 2023 as required by Section 954 of the Dodd-Frank Act of 2010 and Rule 10D-1 of the Exchange Act and the stock exchange listing rules promulgated in connection therewith (collectively, the “Section 10D Rules”), setting forth the conditions under which applicable incentive compensation provided to our executive officers may be subject to forfeiture, disgorgement, recoupment or diminution to the Company (“clawback”). The Clawback Policy provides that our Board or our Compensation Committee shall require the clawback or adjustment of incentive-based compensation to the Company in the following circumstances:
•As required by Section 304 of the Sarbanes-Oxley Act of 2002, which generally provides that if the Company is required to prepare an accounting restatement due to material noncompliance as a result of misconduct with financial reporting requirements under the securities laws, then the CEO and CFO must reimburse the Company for any incentive-based compensation or equity compensation and profits from the sale of the Company’s securities during the 12-month period following initial publication of the financial statements that had been restated;
•As required by the Section 10D Rules, which generally requires that, in the event the Company is required to prepare an accounting restatement due to its material noncompliance with financial reporting requirements under the securities laws, the Company shall recover from any of its current or former executive officers who received incentive compensation during the three-year period preceding the date on which the Company is required to prepare a restatement based on the erroneous financial reporting, any amount that exceeds what would have been paid to the executive officer after giving effect to the restatement, subject to limited exceptions permitted under the Section 10D Rules; and
•As required by any other applicable law, regulation or regulatory requirement.

Additionally, under the Clawback Policy, our Board or Compensation Committee in their discretion may require that any executive officer who has been awarded incentive-based compensation shall forfeit, disgorge, return or adjust such compensation in the following circumstances:
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
The awards and incentive compensation subject to clawback under this policy include vested and unvested equity awards, shares acquired upon vesting or lapse of restrictions, short- and long-term incentive bonuses and similar compensation, discretionary bonuses, any other awards or compensation under the Company’s equity plans and any other incentive compensation plan of the Company. Any clawback under this policy may, in the discretion of our Board or Compensation Committee (or otherwise as required by the Section 10D Rules), be effectuated through the reduction, forfeiture or cancellation of awards, the return of paid-out cash or exercised or released shares, adjustments to future incentive compensation opportunities or in such other manner as our Board and Compensation Committee determine to be appropriate, except as otherwise required by law. The Company will not indemnify or provide insurance to cover any repayment of incentive compensation in accordance with the Clawback Policy.
In addition, under the Company’s equity plans, any equity award granted (including those granted to our NEOs) may be cancelled by our Compensation Committee in its sole discretion, except as prohibited by applicable law, if the participant, without the consent of the Company, while employed by or providing services to the Company or any affiliate or after termination of such employment or service, violates a non-competition, non-solicitation or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with or is adverse to the interests of the Company or any affiliate, including fraud or conduct contributing to any financial restatements or irregularities engaged in, as determined by our Compensation Committee in its sole discretion. Our Compensation Committee may also provide in any award agreement that the participant will forfeit any gain realized on the vesting or exercise of such award and must repay the gain to the Company, in each case except as prohibited by applicable law, if (i) the participant engages in any activity referred to in the preceding sentence or (ii) the amount of any such gain is in excess of what the participant should have received under the terms of the award for any reason (including without limitation by reason of a financial restatement, mistake in calculations or other administrative error). Additionally, awards are subject to clawback, forfeiture or similar requirements to the extent required by applicable law (including without limitation Section 304 of the Sarbanes-Oxley Act of 2002 and Section 954 of the Dodd-Frank Act of 2010). Our current outstanding equity awards include these provisions.
Stock Ownership Guidelines
Our Board believes that our directors, named executive officers and certain other Company officers and employees should own and hold Company common stock to further align their interests with the interests of stockholders and promote the Company’s commitment to sound corporate governance. Our Board has established stock ownership and retention guidelines (the “SOG”) applicable to the Company’s directors, NEOs and all other officers of the Company and its subsidiaries with a level of Vice President or above (such officers and our NEOs, our “Covered Officers”). Effective January 1, 2020, the Company improved and enhanced the SOG to further align it with best practices by: (i) increasing our directors’ and Covered Officers’ retention requirement from 25% to 50% of their net after-tax shares received under awards granted until they reach their required stock ownership under the SOG; and (ii) extending the applicable time period for our directors and Covered Officers to achieve the minimum ownership requirements to five years from the date of eligibility or promotion. Even when the required stock ownership is obtained, all NEOs are subject to an additional stock retention requirement requiring them to retain at least 50% of their net after-tax shares of Company stock received under awards for one year after the date of vesting. Effective August 5, 2024, our CEO voluntarily agreed to increase his stock ownership level from five times (5x) to six times (6x) his base salary to align with market best practices.
Under the updated SOG, our independent directors are expected to achieve stock ownership with a value of at least five times their annual cash retainer. In addition, our Covered Officers are expected to achieve the levels of stock ownership indicated below (which equal a dollar value of stock based on a multiple of the Covered Officer’s base salary).

Position	$ Value of Stock to be Retained (Multiple of Base Salary or Cash Retainer)	Years to Achieve
Independent Board Members	5x Cash Retainer	5 years
Executive Chairman and CEO	6x Base Salary	5 years
Chief Operating Officer, CFO, General Counsel and Presidents of our Business Units	3x Base Salary	5 years
Senior Vice Presidents	2x Base Salary	5 years
Vice Presidents	1x Base Salary	5 years
The stock ownership levels attained by a director or a Covered Officer are based on shares directly owned by the director or Covered Officer, whether through earned and vested restricted stock units (“RSU”) or performance stock units (“PSU”), restricted stock grants or open market purchases. Unvested time-based restricted stock and unvested time-based RSUs count toward the ownership goals, but unvested non-time based restricted shares, unvested PSUs and stock options do not count toward the ownership goals. On a quarterly basis, our Compensation Committee reviews the progress of our directors and Covered Officers in meeting these guidelines.

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
Our cybersecurity program incorporates the SEC's requirements to report any potential material cybersecurity incidents to our Board and, if deemed to be material, as appropriate or required, disclose such a material incident via a Form 8-K within four (4) business days of determining the occurrence of such a cybersecurity incident.
Environmental Sustainability, Safety and Health & Well-Being (“ESH”)
We are committed to operating our business with all stakeholders in mind and with a view toward long-term sustainability and value creation, even as our business and society face a variety of existing and emerging challenges. We leverage our expertise, along with external partners, to help address these challenges.
As part of our efforts, we are proud of the investment we have made in our internal resources and the experienced and reputable outside advisors we have engaged to assist us in identifying and evaluating ESH policies, issues and opportunities that are available to our Company. We have published our 2025 Corporate Sustainability Report which describes a number of our ESH efforts. To learn more about our ESH efforts and successes, please visit our website at www.spectrumbrands.com under "Investor Relations." While our ESH policies address many areas, we focus on four key priorities: (i) product and content safety; (ii) environmental sustainability; (iii) human rights and ethical sourcing; and (iv) employee development, wellness, compensation, safety and technology.
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
•Environmental Sustainability – We are focused on protecting our planet and conserving natural resources for future generations, including pursuing innovative ways to reduce our environmental impacts across our businesses. We drive our strategic environmental blueprint across our organization with the intention of reducing the environmental impacts of our products, minimizing the environmental footprint of our operations and processes and encouraging our employees and partners to embrace and promote environmental responsibility.
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

•Employee Development, Wellness, Compensation, Safety and Technology – We encourage our employees to “Speak Up,” “Be Accountable,” “Take Action,” and “Grow Talent,” and to promote innovation, trust, accountability and collaboration. The result is a work environment that encourages the well-being of our employees holistically: mind and body. We are also committed to developing our future leaders at every level. Our talent processes start with understanding what current and future talent is needed to deliver business goals, followed by a talent review process to assist managers with evaluating talent. Learning and development is a critical part of creating our culture of high performance, innovation and inclusion. We believe in transparency, accountability and inclusion, and performance and development plans to promote conversations between managers and employees regarding career aspirations, mobility, developmental goals and interests, inclusion and the work environment. We are also committed to treating all of our employees fairly and equally and providing fair compensation practices. Our compensation practices reward employees based on performance, and we believe we have policies and processes in place to help ensure fair and appropriate compensation. We review these practices in order to comply with applicable national, state and local laws.
We are committed to the environmental health and safety of our employees. We continuously strive to maintain our strong safety performance as we continue to operate our business around the globe. Our training programs are tailored to anticipated job duties and designed to promote a workforce that is engaged and empowered to report health and safety concerns. We also have a management team who supports and invests in employee safety and the leadership of our skilled and experienced teams. The teams hosts regular meetings to share information and discuss best practices across plants and site training to our employees to promote compliance with applicable safety standards and regulations. Workplace incidents or near misses are reviewed carefully to identify and remediate applicable root causes.
We regularly invest in our technology to enable our employees to work productively and safely all around the world. We regularly introduce or modify technologies and safety measures to enhance our employees workplace experience and make it easier to collaborate in-person and remotely. Alongside these initiatives, we have also provided our leaders with resources and tools to support our employees’ career development and help promote day-to-day engagement, regardless of where the employees’ work is performed. These investments are part of our strategy to create a connected and winning team that embraces collaboration and innovative thinking across multiple continents and time zones to achieve superior results.
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
Governance Documents Availability
We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for directors, officers and employees, Code of Ethics for the Principal Executive Officer and Senior Financial Officers, Director Resignation Policy, Charter, By-laws, Audit Committee Charter, Compensation Committee Charter and NCG Committee Charter on our website www.spectrumbrands.com under “Investor Relations-Corporate Governance Documents.” These documents, and other information from our corporate website, are not incorporated by reference into this report. We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to the Investor Relations Department at Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.
Director Compensation
Our Compensation Committee is responsible for approving, subject to review by our Board as a whole, our compensation programs for our non-employee directors. In that function, our Compensation Committee considers market and peer company data regarding director compensation and annually evaluates the Company’s director compensation practices in light of that data and the characteristics of the Company as a whole, with the assistance of its independent compensation advisors. Our director compensation program for each non-employee director is described in the table and discussion below.

Director Compensation Table for Fiscal 2025
Under our director compensation program, during each fiscal year, each non-employee director receives an annual grant of RSUs equal to that number of shares of the Company’s common stock with a value on the date of grant of $125,000. Additionally, each director is eligible to receive an annual cash retainer of $105,000, which is paid in equal, quarterly payments. The Lead Independent Director (Mr. Polistina) receives an additional annual cash retainer of $40,000 and an additional annual equity retainer amount of $20,000. Directors are permitted to make an annual election to receive all of their director compensation (including for service on committees of our Board) in the form of Company stock awards in lieu of cash. For Fiscal 2025, the grants of RSUs were made on November 19, 2024. All such RSUs vested on October 1, 2025. For Fiscal 2025, compensation for service on the standing committees of our Board was paid in an annual amount as follows below.

Committee	Chair Annual Retainer	Member Annual Retainer
Audit	$20,000	—
Compensation	$15,000	—
NCG	$15,000	—
The table set forth below, together with its footnotes, provides information regarding the aggregate compensation paid to our directors in Fiscal 2025.

Name[1]	Fees Earned or Paid in Cash[2]	Stock Awards[3,4]	All Other Compensation[5]	Total
Sherianne James	$119,956	$125,010	$6,214	$251,180
Terry L. Polistina	$160,031	$144,958	$7,736	$312,725
Hugh R. Rovit	$104,972	$125,010	$5,835	$235,817
Gautam Patel	$125,010	$125,010	$6,342	$256,362
Leslie L. Campbell	$105,000	$125,010	$5,835	$235,845
Joan Chow[6]	$105,000	$125,010	$3,170	$233,180
_______________________________________
1    This table includes only directors who received compensation during Fiscal 2025.
2    Mr. Campbell and Ms. Chow received their annual cash retainer in cash, which was paid to them in equal quarterly installments. All remaining directors elected to receive their cash retainers, including any annual Committee Chair fees, in stock. Amounts in this column for directors who elected to receive their cash retainers in stock represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of shares underlying the stock award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the New York Stock Exchange was closed), which was $90.26 for grants made on November 19, 2024. The directors who elected to receive their cash in stock received the following number of RSUs, which vested on October 1, 2025: Ms. James, 1,329; Mr. Patel, 1,385; Mr. Polistina, 1,773; and Mr. Rovit, 1,163.
3    Amounts in this column represent the aggregate grant date fair value of each annual RSU award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of shares underlying the RSU award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the New York Stock Exchange was closed), which was $90.26 for grants made on November 19, 2024. The directors received the following number of RSUs, which vested on October 1, 2025: Mr. Campbell, 1,385; Ms. Chow, 1,385; Ms. James, 1,385; Mr. Patel, 1,385; Mr. Polistina, 1,606; and Mr. Rovit, 1,385.
4    As of September 30, 2025, Mses. Chow and James held 1,385 and 2,714 outstanding unvested RSUs, respectively, and Messrs. Campbell, Patel, Polistina and Rovit held 1,385, 2,770, 3,379 and 2,548 outstanding unvested RSUs, respectively.
5    This amount reflects dividend equivalents paid in cash on RSUs that vested during Fiscal 2025 and which were not factored into the grant date fair value of the RSUs.
6    On November 17, 2025, Ms. Chow resigned from the Board to spend more time with her family. Ms. Chow's departure was not due to any disagreement with the Company.
Compensation Committee Interlocks and Insider Participation
The current members of our Compensation Committee are Terry L. Polistina (Chair), Sherianne James and Gautam Patel. During Fiscal 2025, none of the members of our Compensation Committee was an officer or employee of the Company. In addition, during Fiscal 2025, none of our executive officers served as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of Fiscal 2025 and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were satisfied in a timely manner during Fiscal 2025 with respect to the Company.

ITEM 11.        EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (the “CD&A”) section summarizes our general philosophy with respect to the compensation of our CEO, CFO and our other executive officer in Fiscal 2025 (collectively, our “named executive officers” or “NEOs”). This CD&A provides an overview and analysis of the compensation programs and policies for our NEOs, the material compensation decisions made by our Compensation Committee under such programs and policies during Fiscal 2025 and the material factors considered by the Compensation Committee in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation philosophy.
Fiscal 2025 Named Executive Officers
Our NEOs for Fiscal 2025 are identified below.

David M. Maura	Chief Executive Officer and Executive Chairman
Faisal Qadir	Executive Vice President and Chief Financial Officer
Ehsan Zargar	Executive Vice President, General Counsel and Corporate Secretary
Jeremy Smeltser	Former Executive Vice President and Chief Financial Officer
On September 3, 2025, we terminated Mr. Smeltser’s employment, our then Executive Vice President and Chief Financial Officer, without cause and entered into a separation agreement with him. Mr. Smeltser’s employment was terminated in connection with spending reduction initiatives and not due to any disagreement with Mr. Smeltser, as further described under "Termination and Change in Control Provisions". Mr. Smeltser ceased to be an employee on December 31, 2025. Effective September 3, 2025, Faisal Qadir became our new Executive Vice President and Chief Financial Officer. Mr. Qadir served as our Vice President of Strategic Finance and Enterprise Reporting since 2012 and his promotion demonstrates our commitment to successful succession planning. Per Mr. Qadir's employment agreement, NEO compensation and benefits became effective as of October 1, 2025, the first day of Fiscal 2026.
Highlights/Executive Summary
During the year ended September 30, 2025, we:
•Navigated a challenging macroeconomic environment driven by trade policy uncertainty and tariff volatility, impacting overall consumer sentiment and market predictability.
•Proactively addressed external pressures through supplier concessions, internal cost reductions, supply chain reconfiguration and diversification, and pricing adjustments.
•In light of tariff uncertainty and related challenges, pivoted the focus of the Company to maximize cash flow; recognized operating cash flow from continuing operations of $204.1 million with adjusted free cash flow of $170.7 million exceeding our committed cash flow goals.
•Delivered net income from continuing operations of $100.2 million from improved operating income realization and one-time tax benefits and Adjusted EBITDA of $289.1 million through tariff-related pricing adjustments and cost management.
•Ended the year with net debt leverage of 1.58x Adjusted EBITDA.
•Returned $374.6 million to stockholders through share purchases of $326.4 million and dividends of $48.2 million.
•Positioned our strong balance sheet and low leverage positions to be a strategic partner of choice for future M&A opportunities for high-quality, synergistic assets in our sector and categories while being continued financial stewards and champions of our Home and Personal Care segment as we work towards a strategic solution for this business.
•Maintained fill rate in excess of 90% for the year despite significant supply chain disruptions and challenges, including pause in imports from China during the year.
•Decreased total selling, general and administrative expenses by $71 million compared to prior year through a variety of cost savings initiatives to offset the economic headwinds.
Strategy and Long-Term Growth
Our strategic goals are focused around:
•Investing internally for organic growth, which generates our highest return on investment;
•Strengthening our brands through consumer insights, research and development, innovation and advertising and marketing to drive vitality and profitable organic growth;
•Returning capital to our stockholders via dividends and opportunistic share repurchases; and
•Disciplined M&A activity as we pursue accretive strategic acquisitions that are synergistic or help drive additional value creation.
While the impacts of global unrest, military conflict, and global transport and supply chain disruptions over the past years have created, and may, in the future, create, extreme volatility in the year-over-year and quarter-to-quarter comparisons of our businesses, overall, we believe that consumer demand remains positive in our categories and the strong performance of our brands continues to drive growth.

Continued Focus on Executive Compensation Practices
Our executive compensation program is designed to link pay for performance, encourage prudent decision-making and create a balanced focus on short-term and long-term performance and value creation. Our executive compensation is heavily weighted toward variable compensation, as described in more detail below, which is central to our philosophy that a significant portion of compensation aligns with the achievement of pre-established performance goals. The three primary components of our executive compensation are base salary, our Management Incentive Program (“MIP”) and our equity-based, long-term incentive program (“LTIP”). Our MIP and LTIP include goals tied directly to the performance of the Company.
Our compensation program has continued to evolve since we ceased being a controlled-company in 2018. Our Compensation Committee has considered different practices for our Company, business and market at different times, resulting in what it considers best practices as described below. Our Compensation Committee continues to evaluate appropriate types and amounts of compensation opportunities for our executive officers each year.
Our CEO continues to retain outstanding stock options that were granted to him by HRG Group during the time he was an employee of HRG Group. These options became Company options as a result of the HRG Merger but were not granted for service to Spectrum Brands and were granted by a different Board and Compensation Committee to obtain a different set of business objectives prior to the HRG Merger. These options will expire if not exercised prior to their respective expiration dates. Accordingly, Mr. Maura exercised some of his HRG Group options in Fiscal 2025 and may exercise his remaining HRG Group options in the future. As a result of Mr. Maura’s option exercise in 2025, some of the value that Mr. Maura received in Fiscal 2025, and may realize in the future, does not reflect the decisions our Compensation Committee has made since the HRG Merger and more recently as we continue to review and consider appropriate types and amounts of compensation for our executives.
During Fiscal 2025, particular considerations include:
•Reasonable CEO Pay. Our CEO’s total compensation for Fiscal 2025, which we define as base salary, target annual cash incentive, and target LTIP value, decreased approximately 17% from his total compensation in Fiscal 2024, as shown in the Summary Compensation Table below. The decrease was primarily due to below target performance against certain preset performance metrics in the Fiscal 2025 MIP, which resulted in our CEO earning a below target annual cash incentive for Fiscal 2025 compared to our CEO’s above target annual cash incentive for Fiscal 2024. With respect to our CEO’s LTIP award for 2025,
•although our CEO’s equity award grant date value for Fiscal 2025 (at target) was approximately $6.75 million based on the November 19, 2024 closing price of $90.26 per share, which was unchanged from Fiscal 2024, the actual realized value of the award will depend on a combination of the stock price at vesting (which will not occur until December 2027), his continued employment and, for a majority of the award, our achievement of financial performance goals. Our Compensation Committee closely monitors our CEO’s realized pay and reported pay to ensure it is both reasonable and incentivizing. See “Reported versus Realizable Pay” on page 23;
•70% of the value of the equity award granted to our CEO during Fiscal 2025 remains subject to achieving the performance criteria over a three-year period described below; and
•no portion of the Fiscal 2025 LTIP awards (the RSUs or PSUs) is eligible for vesting until December 2027.
•Annual Cash Incentives Reflect Pay-for-Performance Compensation Philosophy. Consistent with our compensation philosophy that NEO compensation be tied to the Company’s performance, in years where the Company did not meet the minimum preset performance levels, such as in Fiscal Year 2022, no cash incentives were paid to any of our NEOs under our MIP. For Fiscal 2025, we paid below-target annual cash incentives to our NEOs under our MIP based on our Fiscal 2025 performance set against preset performance levels.
•Reduced Executive Group and Board. As a result of our efforts to consolidate, reduce costs and increase efficiency, we have substantially reduced Company headcount, including the number of executive officers. For this reason, our four NEOs assumed additional responsibilities. We also reduced the size of our Board from nine to six members.
•Responsiveness to Stockholders. As described below, we engage with our stockholders and periodically make responsive changes to our executive compensation program to ensure it is aligned with our business objectives. For example, for Fiscal 2023, based on feedback from our stockholders, we modified our performance metrics under our MIP so that there is only one overlapping performance metric between our MIP and three-year LTIP program - Adjusted EBITDA - based on it being an important financial metric for both our annual MIP and three-year LTIP program.

Fiscal 2025 Executive Compensation Overview
Our Fiscal 2025 executive compensation program includes base salary, annual cash incentive (MIP) and long-term incentive program (LTIP). We believe that our executive compensation program is in-line with our peers and stockholder expectations, as well as the additional responsibilities our NEOs have assumed since Fiscal 2023. The components are designed after taking into account stockholder feedback based on our robust outreach efforts.
Our Compensation Best Practices
We have adopted significant policies with respect to our executive compensation programs, which help to further align our executives’ interests with those of our stockholders.

What We Do
✓ We maintain an independent Compensation Committee with an ongoing review of our compensation philosophy and practices and an ability to consult with its own independent compensation consultant.
✓ We consider the voting results of our annual advisory vote on executive compensation, and in the most recent annual advisory vote, we received 97% support in favor of our compensation practices.
✓ We continue to engage in robust stockholder outreach to understand stockholder feedback and input on our compensation programs and corporate governance.
✓ We annually assess our compensation programs and have determined that the risks associated with our compensation policies are not reasonably likely to result in a material adverse effect on the Company and its subsidiaries taken as a whole.
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
✓ We evaluate and respond to executive compensation guidance from our stockholders and proxy advisory firms.

✓ We set robust incentive targets and strongly align pay and performance by placing 89.7% of our CEO’s annual, reoccurring compensation opportunity and 77.1% (on average) of our other NEOs’ annual, reoccurring compensation opportunities at risk and earned on the basis of Company performance.
✓ We have a robust clawback policy that requires forfeiture or recoupment upon an accounting or financial restatement or certain other acts resulting in financial loss, reputation damage or other similar adverse impacts to the Company, as described in greater detail under the section titled “Compensation Clawback Policy."
✓ For new employment agreements entered into during Fiscal 2019 and thereafter, we have provided that upon termination of employment any performance-based awards are forfeited.
✓ 70% of our annual, reoccurring equity-based awards and 67% to 78% of our regular annual, reoccurring incentive compensation are based on achievement of performance. The remainder is time-based equity that is still subject to market risk.
✓ We adhere to an equity run rate consistent with corporate governance best practices.
✓ We include “double trigger” change in control provisions in our equity grants.
✓ We continued to differentiate the performance metrics of our annual and long-term incentive programs. Our MIP has three equally-weighted performance metrics (Adjusted EBITDA, Net Sales and Adjusted Average Inventory Turns) and our LTIP has three equally-weighted performance metrics (Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity).

What We Don’t Do
X  We do not provide any gross-ups for golden parachutes or upon a change-in control in existing agreements.
X  We do not make loans to executive officers or directors.
X  We do not allow our NEOs to purchase stock of the Company on margin, enter into short sales or buy or sell derivatives in respect of securities of the Company.
X We do not provide immediate vesting on equity based awards and have committed to a one-year minimum vesting requirement for all awards granted under the Spectrum Brands Holdings, Inc. Amended and Restated 2020 Omnibus Equity Plan (the “2020 Equity Plan”), subject to limited exceptions.
X We do not grant discounted options and our 2020 Equity Plan prohibits repricing of stock options without stockholder approval.

X We do not provide for accelerated vesting of equity upon retirement for our NEOs.
X  We do not provide for single-trigger vesting of equity upon a change in control.
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
X  We do not reprice options.

Stockholder Engagement
Our Board and management take their management oversight responsibilities seriously. Our key values are predicated on strong and effective governance, independent thought and decision-making and a commitment to driving stockholder value. We received support from our stockholders with a vote of approximately 97% in favor of our executive compensation at our 2025 annual stockholders meeting.
We engage our stockholders throughout the year to:
•Provide visibility and transparency into our business, our performance and our corporate governance, ESG and compensation practices, and our strategic plans;
•Discuss with our stockholders the issues that are important to them, hear their expectations for us and share our views; and
•Assess emerging issues that may affect our business or strategic plans, inform our decision making, enhance our corporate disclosures and help shape our practices.
We highly value the input of our stockholders and take their input into account as we design our programs. What we learn through our ongoing engagements is regularly shared with our Board and incorporated into our disclosures, plans and practices, as deemed appropriate.
We are committed to robust stockholder engagement, which has been an embedded part of our investor relations and governance programs for many years. We maintain a consistent and proactive approach to communicating with our stockholders, including our quarterly earnings calls, regular conversations by our investor relations personnel and executive management team, holding non-deal road shows and participating in both equity and debt conferences on a regular basis. In addition, each year during proxy season we take the following actions:
•We engage the proxy solicitation firm, Okapi Partners, to (i) assist in a robust stockholder outreach process to discuss our go-forward strategies and (ii) facilitate the opportunity for stockholders to individually and directly engage with certain members of management.
•We engage in discussions with major proxy advisory firms as necessary to understand their perspectives on our compensation programs and best practices generally in executive compensation programs.
•We reach out to our top stockholders to discuss and engage in dialogue with our stockholders with respect to our Company, including our corporate governance and compensation practices.
We continue to engage in rigorous stockholder outreach and do so to understand stockholder views and input on a variety of matters.
Compensation Overview and Philosophy
Our compensation programs are administered by our Compensation Committee. In Fiscal 2025, these programs were based on our “pay-for-performance” philosophy in which variable, performance-based compensation represents a majority of an executive’s potential compensation. The variable incentive compensation programs continued our focus on the Company-wide goals of increasing growth and earnings, maximizing free cash flow generation and building for superior long-term stockholder returns. Each year, the Compensation Committee and the Company, along with the assistance of WTW, an independent compensation consultant, go through a thoughtful process to review risks and opportunities applicable to the Company.
In establishing our compensation programs for Fiscal 2025, our Compensation Committee continued to partner with WTW as independent compensation consultant and evaluated the compensation programs with reference to a peer group of 15 companies, as outlined in the section below, “Role of Committee-Retained Consultants.”
Background on Compensation Considerations
Our Compensation Committee pursued several objectives in determining our executive compensation programs for Fiscal 2025:
•To attract and retain highly qualified executives for the Company and in each of our business segments.
•To align the compensation paid to our executives with: (i) our overall corporate business strategies while leaving the flexibility necessary to respond to changing business priorities and circumstances; and (ii) our executives' evolving and increasing job responsibilities.
•To align the interests of our executives with those of our stockholders and to reward our executives when they perform in a manner that creates value for our stockholders.
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
•Considered the feedback of our stockholders and the Say on Pay vote results.

Philosophy on Performance-Based Compensation
Our Fiscal 2025 executive compensation programs were designed so that a significant portion of the value of each NEO’s annual total compensation (which varies by individual) would be based on the achievement of Company-wide performance objectives. In approving these programs, our Compensation Committee concluded that a combination of annual fixed base pay and variable, incentive-based pay provided our NEOs with an appropriate mix of cash compensation and equity-based compensation.
For Fiscal 2025, the percentage of annual, ongoing target total compensation that was at-risk (that is, variable annual cash incentive compensation and equity awards) for our CEO was 89.7% and for the other NEOs was 77.1% as a group. The chart below sets forth the percentage of target ongoing Fiscal 2025 compensation that was fixed compared to at-risk for the CEO and the other NEOs as a group.
To highlight the alignment of the incentive plans with stockholder interests, our ongoing annual and long-term incentive programs (whether equity or cash-based) in Fiscal 2025 were predominantly performance-based with (i) our MIP being 100% performance-based and (ii) the three-year LTIP being 70% performance-based, except for Mr. Qadir who received 50% time-based RSUs that vest 33% per year over 3 years and 50% performance-based RSUs that vest 100% after three years, which is in alignment with the vesting schedule for our Vice Presidents as he was a Vice President, and not yet an Executive Vice President, at the time such grant was made.
Our pay-for-performance philosophy is evidenced by the fact that below target payouts under the Fiscal 2023 LTIP PSUs (which were based on the Company's three-year performance from Fiscal 2023-2025) were made to our NEOs, and payouts under the MIP to our NEOs for Fiscal 2025 were also below target, each as shown below. This philosophy is also shown in the realizable pay that our NEOs actually received in Fiscal 2025 as described below under "Reported versus Realizable Pay.”
Our Compensation Decision Making Process
Our Compensation Committee engages in a robust process when evaluating and making compensation decisions. In Fiscal 2025, our Compensation Committee continued to retain WTW as its independent consultants to assist in formulating and evaluating executive and director compensation programs.
In addition, our Compensation Committee consulted with our CEO regarding the Company’s compensation plans and performance targets; however, our CEO did not participate in any discussions with respect to his own compensation. From time to time, our Compensation Committee also consulted with other senior executives of our Company and outside counsel.
WTW provided advice on the executive compensation implications of changes to our business, our corporate governance and compensation structure and the philosophy of our executive compensation plans. During Fiscal 2025, our Compensation Committee periodically requested WTW to:
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

WTW, with input from management and our Compensation Committee, developed a peer group of companies based on a variety of criteria, including type of business, revenue, assets and market capitalization. The composition of this peer group is reviewed annually and, if appropriate, revised based on changes in business orientation of peer group companies, changes in financial size or performance of the Company and the peer group companies and any mergers, acquisitions, spin-offs or bankruptcies of the companies in the peer group or changes at our Company. WTW reviewed the peer group and proposed no changes from the Fiscal 2024 peer group. The Compensation Committee approved WTW's recommendations for Fiscal 2025. For Fiscal 2025, the peer group utilized continued to consist of the following 15 companies:

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
In accordance with SEC rules, our Compensation Committee considered the independence of WTW and concluded that no conflicts of interest prevented WTW from independently advising our Compensation Committee during Fiscal 2025. WTW received $107,767 for executive and director compensation consulting in Fiscal 2025. WTW provided consulting services relating to our health and benefit plans during Fiscal 2025 and received approximately $9,310 for these services. The Compensation Committee reviews additional consulting services, while considering the potential effects on WTW’s independence.
Compensation Elements
In Fiscal 2025, the compensation for our NEOs primarily consisted of the components set forth below. In determining the compensation package for each NEO or in making any subsequent changes, our Compensation Committee considers the market conditions at the time such compensation levels were determined, the Company’s financial condition at the time such compensation levels were determined, compensation levels for similarly situated executives at other companies, executive experience level and the duties and responsibilities of such executive’s position, including any additional duties that may have been assumed due to NEO changes.
Base Salary

Purpose:	•Forms basis for competitive compensation package, which may be increased from time to time.
Operation:	•Base salary reflects competitive market conditions, individual responsibilities and performance and internal parity.
Performance Considerations:
•Performance of the individual is considered by the Compensation Committee, which is advised by its independent compensation consultant when setting and reviewing base salary levels and continued employment.

MIP: Annual Cash Incentive

Purpose:	•Motivate achievement of strategic priorities relating to key annual financial metrics.
Operation:	•Target cash incentive opportunities are determined by competitive market practices and internal parity.
•Actual cash incentive payouts, which can range from 0-250% of target for the CEO and 0-200% of target for our other NEOs, are determined based on performance.
•No cash incentive is paid if the relevant performance metrics are not achieved.
Performance Considerations:
•For the Fiscal 2025 grants, based on equally weighted Adjusted EBITDA, Adjusted Average Inventory Turns and Net Sales over the one-year performance period, and the achievement of the goals of each metric is determined and earned independently of one another.

•Each award is entirely (100%) based on achievement of financial metrics established at the beginning of the performance period.

LTIP: RSUs and PSUs

Purpose:	•Align compensation with key drivers of the business and encourage achievement of significant and sustained improvements in performance and strategic initiatives over the long term.
•Encourage focus on long-term stockholder value creation.
Operation:	•Target opportunities are determined by competitive market practices and internal parity.
•Actual payouts on the 70% performance-based component (PSUs), except for Mr. Qadir who received 50% PSUs, can range from 0-125% of target for all executives.
•No PSUs to become vested if relevant performance metrics are not achieved.
•The remaining 30% time-based component (RSUs) of the award, except for Mr. Qadir who received 50% RSUs, is not variable in terms of the number of shares eligible for vesting.
•The Fiscal 2025 LTIP grants have one vesting date after a three-year performance and service period for all executives that were NEOs at the time of the grant.
•Pursuant to LTIP grant awards, our NEOs are required to hold 50% of the net after-tax shares they receive for at least one year following vesting of each grant.

• In addition, our NEOs and all other officers at the Vice President level or higher, are subject to the share ownership and retention guidelines discussed above (see “Our Practices and Policies-Stock Ownership Guidelines”).

Performance Considerations:
•Long-term incentive awards focusing on cumulative performance over three-year period ending Fiscal 2027, which are granted in the form of performance-based PSUs (70% of award) and time-based RSUs (30% of award)), except for Mr. Qadir which were granted in the form of performance-based PSUs (50% of award) and time-based RSUs (50% of award).

•For the Fiscal 2025 grants, based on equally weighted Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity over the three-year performance period, and the achievement of the goals of each metric is determined and earned independently of one another.

•The vast majority (70%) of each of LTIP award is based on achievement of financial metrics established at the beginning of the performance period. No PSUs are paid if the relevant performance metrics are not achieved.

•The relatively small time-based component of these awards as part of our overall compensation mix serves as an important long-term retention and risk mitigation feature, while the value to the executive still varies depending on our stock price performance.

Payout Curves:
•For the Fiscal 2025 performance-based PSUs, the upper and lower ends of our payout curves for each performance metric were expanded such that, to receive the maximum payout under each metric, performance of 20% or more above target must be achieved, and to receive at least threshold payout under each metric, performance of no more than 20% below target must be achieved.

Each performance measure for our Fiscal 2025 MIP and LTIP awards is defined as set forth below. Each fiscal year, our Compensation Committee, with the assistance of WTW, establishes and approves our MIP and LTIP incentive programs. As with prior years, the performance component of our Fiscal 2025 incentive programs are based on pre-established, objective performance measures specifically defined in the program documents and disclosed below. Our performance-based incentive programs are intended to compensate management for their achievements and exclude the impact of matters that are not within their control, not calculable or are subject to significant uncertainty. For that reason, our incentive programs were designed to exclude the negative impact of tariff increases or similar actions from the Adjusted EBITDA, Adjusted Average Inventory Turns, Net Sales and Adjusted Return on Average Equity performance measures in Fiscal 2025. Our Compensation Committee determined in its reasonable and good faith judgment that the negative impact of tariff increases or similar actions resulted in halting of product orders, impact of negative pricing actions and demand reduction and associated degradation in Fiscal 2025.

Performance Measure	MIP	LTIP
“Adjusted EBITDA” means net earnings before interest, taxes, depreciation and amortization, and excluding restructuring, acquisition and integration charges, gain or loss on sale of one or more segments and other one-time charges. The result of the formula in the preceding sentence shall then be adjusted by the Compensation Committee in good faith so as to negate the effects of any dispositions; provided, however, that Adjusted EBITDA resulting from businesses or products lines acquired (in Board approved transactions) during the applicable fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition and the negative impact of tariffs increases or similar actions during the fiscal year will be excluded from this measure.
	✓	✓
“Adjusted Average Inventory Turns” means the 12-month cost of goods sold divided by the 12-month average net inventory dollars, each calculated as of the end of the applicable fiscal year. The result of the formula in the preceding sentence is then adjusted by the Compensation Committee in good faith so as to negate the effects of any dispositions; provided, however, that Adjusted Average Inventory Turns resulting from businesses or product lines acquired (in Board approved transactions) during the applicable fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition and the negative impact of tariffs increases or similar actions during the fiscal year will be excluded from this measure.
✓
“Net Sales” means the amount of revenue generated less returns, cash discounts, trade rebates and other spend or consumer offers that result in a reduction of revenue in accordance with generally accepted accounting principles in the U.S. GAAP. Net Sales achievement will be net of FX currency translation impact (e.g., achievement will exclude positive or negative impact(s) as a result of converting local currency sales into U.S. dollars), provided, that, global sales will not be adjusted for translation impact. Net Sales will also include amounts in the annual operating plan relating to acquisitions completed in the prior year and will, as reasonably and in good faith determined by the Compensation Committee to be appropriate be adjusted to negate the effects of any dispositions, exclude or include amounts from acquisitions completed in the current year, and the negative impact of tariffs increases or similar actions during the fiscal year will be excluded from this measure.
✓
“Adjusted Free Cash Flow” means Adjusted EBITDA plus or minus changes in current and long-term assets and liabilities, less cash payments for taxes, restructuring, interest and capital expenditures. Any reductions in Adjusted Free Cash Flow resulting from transaction costs or financing fees incurred in connection with any Board approved acquisition or refinancing (in each case during the Performance Period) will be added back to Adjusted Free Cash Flow, subject to the approval of the Compensation Committee reasonably and in good faith. The result of the formula in the preceding sentences shall then be adjusted by the Compensation Committee reasonably and in good faith so as to negate the effects of any dispositions, the negative impact of tariffs increases or similar actions during the fiscal year, non-renewal of a significant license agreement or the impact of significant Board-approved capital allocation decisions on interest income; provided, however that Adjusted Free Cash Flow resulting from businesses or products lines acquired (in Board approved transactions) during the Performance Period will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition.
✓
“Adjusted Return on Average Equity” means the 3-year cumulative Adjusted Net Income (Adjusted EBITDA less interest, taxes, depreciation and amortization) divided by the sum of the 3-year average year total equity, excluding gain or loss on sale of one or more segments. The result of the formula in the preceding sentence shall then be adjusted by the Compensation Committee in good faith so as to negate the effects of any dispositions or non-renewal of a significant license agreement; provided, however that Adjusted Return on Average Equity resulting from businesses or products lines acquired (in Board approved transactions) during the Performance Period will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate be included in the calculation from the date of acquisition and the negative impact of tariffs increases or similar actions during the fiscal year will be excluded from this measure.
✓

Fiscal 2025 Compensation Component Pay-Outs
Reported versus Realizable Pay

Our Compensation Committee closely monitors the pay-outs generated by our compensation programs each year. Although the Summary Compensation Table provides an overview of the cash and non-cash costs to the Company of our CEO’s and other NEOs’ compensation in a given year, it does not provide a clear summary of the pay realizable by our NEOs because SEC rules require reporting of the grant date fair value of all equity awards in the Summary Compensation Table for the year in which they were granted, even if awards may not be earned and paid out for several years.

The table below shows the compensation realizable by our CEO.

Year of Compensation	Total Realizable Pay[1]	Realizable Pay as a Percentage of Reported Pay[2]
2025	$7,865,862	90%
2024	$5,328,552	50%
2023	$5,542,717	75%
_____________________________________
1    For purposes of this comparison, “Realizable Pay” for each reporting year is defined as: (i) salary as reported in the Summary Compensation Table; (ii) the value of amounts paid under the MIP as reported in the Summary Compensation Table; (iii) the value of the equity-based awards that vested during the year; and (iv) all Other Compensation as reported in the Summary Compensation Table.
2    Reported Pay as reported in the Summary Compensation Table.
Base Salary
The annual base salaries at the end of Fiscal 2025 for our NEOs are set forth below and did not increase during Fiscal 2025, except for Mr. Qadir who received a modest merit increase prior to becoming an NEO:

Named Executive	Annual Base Salary at the end of Fiscal 2025
David M. Maura	$900,000
Faisal Qadir	$310,825
Ehsan Zargar	$400,000
Jeremy Smeltser	$600,000
Management Incentive Plan
For Fiscal 2025, our MIP award levels achievable at target for each NEO were as follows:

Named Executive	MIP Target as % of Annual Base Salary
David M. Maura	125%
Faisal Qadir	40%
Ehsan Zargar	60%
Jeremy Smeltser	85%
The performance metrics for each of our NEOs were equal to those established for the Company as a whole. The maximum MIP cash incentive payable is 250% of target for Mr. Maura and 200% of target for our other continuing NEOs. Our Compensation Committee established the following equally weighted performance metrics for our MIP for Fiscal 2025:
•33.3% Adjusted EBITDA;
•33.3% Net Sales; and
•33.3% Adjusted Average Inventory Turns.
The table below shows the applicable levels of performance required to achieve threshold, target and maximum payouts for each of the three MIP performance metrics in Fiscal 2025 as well as actual results calculated in accordance with the terms of our MIP incentive program established for Fiscal 2025 (including the exclusion of the impact from tariffs and similar actions).

	Performance Required to Achieve Cash Incentive % as Indicated ($ in millions)
Performance Metric	Weight (% of Target Cash Incentive)	Threshold (0%)	Target (100%)	Maximum (200%)[1]	Actual Results	Fiscal 2025 Payout (% of Target Cash Incentive)
Adjusted EBITDA	33.3%	$310.54	$345.04	$369.19	$345.99	103.94%
Adjusted Average Inventory Turns	33.3%	3.50	3.68	3.79	3.69	109.06%
Net Sales	33.3%	$2,890.57	$3,042.71	$3,133.99	$2,934.57	28.92%
_______________________________________
1    Mr. Maura was eligible to receive a maximum MIP equal to 250% of target if we achieved Adjusted EBITDA, Adjusted Average Inventory Turns and Net Sales of $381.27 million, 3.85 and $3,179.63 million, respectively.

Long Term Incentive Plan
Fiscal 2025 LTIP Grants. Our Fiscal 2025 LTIP grants cover service and cumulative performance over the three-year period commencing October 1, 2024 and ending September 30, 2027. Of the LTIP grant, 70% is in the form of PSUs and will vest based on the achievement of cumulative Adjusted EBITDA, cumulative Adjusted Free Cash Flow and Adjusted Return on Equity over the three-year period. The remaining 30% is in the form of RSUs, which will vest based on continued service shortly following the end of such three-year period. As discussed elsewhere herein, Mr. Qadir was granted his Fiscal 2025 LTIP grant prior to becoming an NEO and as a result, his grant consists of 50% time-based RSUs that vest 33% per year over 3 years and 50% performance-based RSUs that vest 100% after three years. Grants made to Mr. Qadir for Fiscal 2026 and onwards will have terms consistent with LTIP grants to our other NEOs. In addition, with respect to the PSU component of the LTIP, there is an opportunity to earn additional PSUs if superior performance is achieved (subject to a cap of 125% of the target PSUs).
The table below sets forth the number of PSUs and RSUs each NEO was granted in Fiscal 2025 pursuant to the LTIP.

Name[1]	70% Performance- Based (at Target)	30% Time Based	Potential Upside Performance -Based
David M. Maura	52,349	22,435	13,087
Faisal Qadir	1,385	1,385	346
Ehsan Zargar	13,960	5,983	3,490
Jeremy Smeltser	11,633	4,986	2,908
_______________________________________
1    For Fiscal 2025, Mr. Qadir received a 50% performance-based and 50% time-based LTIP award as he was a Vice President when the award was issued. Grants made to Mr. Qadir for Fiscal 2026 and onwards will have terms consistent with LTIP grants to our other NEOs.
The table below shows the three performance metrics for our NEOs and the applicable levels of performance required to achieve threshold, target and maximum vesting of PSUs.

Performance Measure (in $ millions)	Threshold (0% of PSUs vest)	Target (100% of PSUs vest)	Maximum (125% of PSUs vest)
Adjusted EBITDA	$870.9	$1,087.7	$1,305.2
Adjusted Free Cash Flow	$434.3	$542.2	$650.6
Adjusted Return on Equity	22.60%	28.30%	34.00%
Actual Payout of Fiscal 2023 PSUs. The PSUs granted in Fiscal 2023 were subject to performance over the three-year period that ended September 30, 2025, as shown in detail in our prior disclosure. The performance metrics were Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity. Our performance over this three-year period, calculated in accordance with the definitions set forth in the LTIP and described above (including the exclusion of the impact from tariffs and similar actions), resulted in a below target payout of approximately 92.11% of the target PSUs granted in Fiscal 2023 that vested in December 2025, as reflected in the following table.

Name	Actual 2023 LTIP PSUs Earned and Vested	2023 LTIP PSUs Forfeited (from Target Grant Level)
David M. Maura	69,915	5,989
Faisal Qadir	2,312	198
Ehsan Zargar	20,716	1,774
Jeremy Smeltser	15,277	1,309
Deferral and Post-Termination Benefits
Retirement Benefits. Our Company maintains a 401(k) plan for our employees, including our NEOs.
Supplemental Executive Retirement Program Benefits. During Fiscal 2025, each of Messrs. Maura, Smeltser, and Zargar participated in a supplemental executive retirement program (SERP) pursuant to which the Company, on behalf of each participant, made an annual contribution on October 1, 2024 equal to up to 15% of such participant’s base salary as of that date into a Company-owned executive life insurance policy for such participant. The investment options for each such policy are selected by the insurance provider. Mr. Qadir was not eligible for this contribution in Fiscal 2025. Messrs. Maura and Zargar voluntarily agreed to cease participating in the SERP beginning in Fiscal 2026.
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
Perquisites and Benefits
The Company provides certain limited perquisites and other benefits to certain executives, including our NEOs. Among these benefits are financial and tax planning services, car allowances or leased car programs, executive medical exams and executive life and disability insurance. We did not provide tax gross-ups for our NEOs. Mr. Qadir was not eligible for financial and tax planning services and executive medical exams in Fiscal 2025.
Changes to Fiscal 2026 Executive Compensation

In connection with setting Fiscal 2026 executive compensation, the Compensation Committee reviewed a compensation analysis prepared by WTW and considered stockholder sentiment and best practices. Based on its review, for Fiscal 2026, the Compensation Committee modestly increased Messrs. Maura’s and Zargar’s compensation package by ~7% and ~3.5% at target (without regard to the voluntary elimination of their SERP benefit, as described above), respectively, and changed the ratio of Mr. Zargar’s cash and equity compensation in line with current market practice.

Important Compensation Policies and Guidelines
Timing of Stock-Based Grants
The Company did not grant stock options to its employees during Fiscal 2025 and does not anticipate that it will use options as part of its compensation program going forward. The Company generally provides stock, restricted stock, RSUs and PSUs as part of the compensation program made available to directors, NEOs and other employees. With respect to annual stock awards granted in Fiscal 2025 to directors and NEOs, these were made (and the number of shares determined) on the second business day following the filing and public dissemination of the Company’s 10-K and audited financial statements.
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
Executive Compensation Tables
The following tables and footnotes show the compensation earned for service in all capacities during Fiscal 2025, Fiscal 2024 and Fiscal 2023 by our NEOs. We refer you to the “Compensation Discussion and Analysis” and the “Termination and Change in Control Provisions” sections of this report as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the tables entitled “Summary Compensation Table,” “All Other Compensation Table for Fiscal 2025” and “Grants of Plan-Based Awards Table for Fiscal 2025.”
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards[2]	Non-Equity Incentive Plan Compensation[3]	All Other Compensation[4]	Total
David M. Maura Executive Chairman and Chief Executive Officer	2025	$900,000	$—	$6,750,004	$907,200	$199,832	$8,757,036
	2024	$900,000	$—	$6,749,963	$2,583,675	$344,160	$10,577,798
	2023	$900,000	$—	$5,400,013	$637,313	$481,460	$7,418,786
Faisal Qadir[1] Executive Vice President and Chief Financial Officer	2025	$304,388	$—	$250,020	$100,260	$25,055	$679,723

Ehsan Zargar Executive Vice President, General Counsel and Corporate Secretary	2025	$400,000	$—	$1,800,055	$193,536	$151,789	$2,545,380
	2024	$400,000	$—	$3,050,024	$471,192	$192,183	$4,113,399
	2023	$400,000	$—	$1,600,024	$135,960	$234,059	$2,370,043
Jeremy Smeltser[1] Former Executive Vice President and Chief Financial Officer	2025	$600,000	$—	$1,500,031	$411,264	$169,721	$2,681,016
	2024	$592,115	$—	$2,750,068	$1,001,283	$189,790	$4,533,256
	2023	$550,000	$—	$1,179,961	$249,260	$204,618	$2,183,839
_______________________________________
1    Mr. Qadir became our new Executive Vice President and Chief Financial Officer effective September 3, 2025. Per Mr. Qadir's employment agreement, NEO compensation and benefits became effective as of October 1, 2025, the first day of Fiscal 2026. Mr. Smeltser served as our Executive Vice President and Chief Financial Officer until September 3, 2025 and continued as a full-time employee of the Company until December 31, 2025.
2    This column reflects the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718 (for a discussion of the relevant ASC 718 valuation assumptions, see Note 2, Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for Fiscal 2025). This column represents grants under the LTIP assuming target performance. If the maximum possible performance under the LTIP was used to determine the grant date value of the PSU portion of the Fiscal 2025 LTIP, the value reported in this column for 2025 would have been as follows: Mr. Maura $7,931,236; Mr. Qadir $281,250; Mr. Zargar $2,115,063; and Mr. Smeltser $1,762,507. At the lowest level of performance, the PSUs are forfeited. The amounts shown in this column do not reflect the actual payout. For further information regarding LTIP grants, see “Compensation Discussion and Analysis-Fiscal 2025 Compensation Component Pay-Outs-Long-Term Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2025” and its accompanying footnotes.
3    This column represents cash amounts earned under the Company’s MIP program for performance during the applicable year. As presented in the table, there was only partial MIP payment for Fiscal 2025 because the previously established performance targets were not fully achieved. For additional detail on the 2025 MIP and the determination of the awards thereunder, please refer to the discussion under the heading “Compensation Discussion and Analysis-Fiscal 2025 Compensation Component Pay-Outs-Management Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2025” and its accompanying footnotes.
4    Please see the following table for the details of the amounts that comprise the All Other Compensation column.

All Other Compensation Table for Fiscal 2025

Name	Financial Planning Services Provided to Executive[2]	Life Insurance Premiums Paid on Executive’s Behalf[3]	Car Allowance/Personal Use of Company Car[4]	Company Contributions to Executive's Qualified Retirement Plan[5]	Company Contributions to Executive's Supplemental Life Insurance Policy[6]	Dividends[7]	Other	Total
David M. Maura[1]	$20,000	$7,625	$—	$14,000	$75,606	$80,509	$2,092	$199,832
Faisal Qadir	$—	$1,105	$8,048	$9,664	$—	$6,238	$—	$25,055
Ehsan Zargar	$20,000	$2,278	$34,109	$10,115	$60,000	$23,857	$1,430	$151,789
Jeremy Smeltser	$20,000	$3,742	$30,080	$8,308	$90,000	$17,591	$—	$169,721
_______________________________________
1    Mr. Maura voluntarily declined his car allowance payments for Fiscal 2025.
2    For Fiscal 2025, the Company provided an allowance for expenses related to financial planning and tax preparation services in an amount of $20,000 (paid in March 2025) to Messrs. Maura, Zargar, and Smeltser.
3    The amount represents the life insurance premiums paid for Fiscal 2025. The Company provides life insurance coverage equal to three times base salary for each executive officer, except for Mr. Qadir, whose Fiscal 2025 life insurance coverage was equal to two times base salary as a Vice President .
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
6    This amount reflects the premium paid by the Company on October 1, 2024 equal to up to 15% of base salary toward individual supplemental life insurance policies.
7    This amount reflects dividend equivalents paid in cash on RSUs that vested during Fiscal 2025 and which were not factored into the grant date fair value of the RSUs.
Grants of Plan-Based Awards Table for Fiscal 2025
The following table and footnotes provide information with respect to equity grants made to our NEOs during Fiscal 2025 as well as the range of future payouts under non-equity incentive awards for our NEOs.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[2]			Estimated Future Payouts Under Equity Incentive Plan Awards[3]		All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock Awards[4]
		Threshold $	Target $	Maximum $	Target #	Maximum #
David M. Maura	11/12/2024	$—	$1,125,000	$2,812,500
	11/19/2024	$—	$—	$—	52,349	65,436	22,435	$6,750,004
Faisal Qadir	11/12/2024	$—	$124,330	$248,660
	11/19/2024	$—	$—	$—	1,385	1,731	1,385	$250,020
Ehsan Zargar	11/12/2024	$—	$240,000	$480,000
	11/19/2024	$—	$—	$—	13,960	17,450	5,983	$1,800,055
Jeremy Smeltser[1]	11/12/2024	$—	$510,000	$1,020,000
	11/19/2024	$—	$—	$—	11,633	14,541	4,986	$1,500,031
_______________________________________
1    Pursuant to Mr. Smeltser’s separation agreement with the Company, he received (1) a Fiscal 2025 MIP cash incentive amount of $411,264 based on actual Company performance during Fiscal 2025, with such payment made at the same performance level as the other NEOs, and (2) the pro rata vesting of the time-based portion of his Fiscal 2025 LTIP award, totaling 1,829 shares of Company common stock. He forfeited the balance of his Fiscal 2025 LTIP award. Upon his separation, Mr. Smeltser received only such payments and vesting as he was entitled to under his employment agreement in connection with his termination without “cause.”
2    Represents the threshold, target and maximum payouts under the Fiscal 2025 MIP. The actual amounts earned under the plan for Fiscal 2025 are disclosed in the Summary Compensation Table above as part of the column entitled “Non-Equity Incentive Plan Awards.” For Mr. Maura, the maximum payout for the disclosed awards is equal to 250% of target. For our other participating NEOs, the maximum payouts for the disclosed awards are equal to 200% of target. See “Compensation Discussion and Analysis-Fiscal 2025 Compensation Component Pay-Outs-Management Incentive Plan” for a discussion of the terms of the Fiscal 2025 MIP.
3    Represents the number of RSUs and PSUs awarded under the Fiscal 2025 LTIP grants and shows (a) the target and maximum payouts, denominated in the number of shares of stock, in respect of PSUs and (b) the number of shares of stock underlying the RSUs. See “Compensation Discussion and Analysis-Fiscal 2025 Compensation Components Pay-Outs-LTIP” for a discussion of the terms of these awards.
4    See footnote 2 to the Summary Compensation Table.

Outstanding Equity Awards at the End of Fiscal 2025
The following table and footnotes set forth information regarding outstanding options and restricted stock unit awards as of September 30, 2025 for our NEOs. The market value of shares that have not vested was determined by multiplying $52.53, the closing market price of the Company’s stock on September 30, 2025, the last trading day of Fiscal 2025, by the number of shares.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested[1]		Market Value of Shares or Units of Stock That Have Not Vested[2]	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested[3]		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested[2]
David M. Maura	51,309	$95.43	11/28/2026	—		$—	—		$—
				32,530	[4]	$1,708,801	69,915	[5]	$3,672,635
				30,575	[6]	$1,606,105	89,178	[7]	$4,684,520
				22,435	[8]	$1,178,511	52,349	[9]	$2,749,893
Faisal Qadir				854	[4]	$44,861	2,312	[5]	$121,449
				1,265	[10]	$66,450	2,359	[7]	$123,918
				1,385	[11]	$72,754	1,385	[9]	$72,754
Ehsan Zargar				9,639	[4]	$506,337	20,716	[5]	$1,088,211
				27,027	[12]	$1,419,728	23,781	[7]	$1,249,216
				5,983	[8]	$314,287	13,960	[9]	$733,319
Jeremy Smeltser				7,108	[4]	$373,383	15,277	[5]	$802,501
				25,669	[13]	$1,348,393	19,818	[14]	$1,041,040
				4,986	[15]	$261,915	11,633	[16]	$611,081
_______________________________________
1    This column shows the number of outstanding RSUs subject to time-based vesting.
2    The market value is based on the per share closing price of our common stock on September 30, 2025 ($52.53).
3    This column shows the number of Fiscal 2023, 2024 and 2025 LTIP PSUs subject to performance-based vesting. For the Fiscal 2023 PSU grants, we have shown the actual shares that became vested in December 2025 based on performance through Fiscal 2025 year-end. For the Fiscal 2024 PSU grants, we have shown the number of PSUs that would be payable upon maximum level of performance. For the Fiscal 2025 PSU grants, we have shown the number of PSUs that would be payable upon the target level of performance.
4    These Fiscal 2023 LTIP RSUs vested on December 5, 2025.
5    These Fiscal 2023 LTIP PSUs vested on December 5, 2025.
6    These Fiscal 2024 LTIP RSUs vest on December 4, 2026, subject to continued employment.
7    These Fiscal 2024 LTIP PSUs vest on December 4, 2026, subject to continued employment and achievement of the applicable performance metrics.
8    These Fiscal 2025 LTIP RSUs vest on December 3, 2027, subject to continued employment.
9    These Fiscal 2025 LTIP PSUs vest on December 3, 2027, subject to continued employment and achievement of the applicable performance metrics.
10    These Fiscal 2024 LTIP RSUs partially vested on December 5, 2025. The remaining RSUs will vest on December 4, 2026, subject to continued employment.
11    These Fiscal 2025 LTIP RSUs partially vested on December 5, 2025. The remaining RSUs will vest on December 4, 2026 and December 3, 2027, subject to continued employment.
12    These Fiscal 2024 Retention RSUs partially vested on December 5, 2025. The remaining Fiscal 2024 Retention RSUs and all Fiscal 2024 LTIP RSUs will vest on December 4, 2026, subject to continued employment.
13    These Fiscal 2024 Retention RSUs partially vested on December 5, 2025. The remaining Fiscal 2024 Retention RSUs and the Fiscal 2024 LTIP
RSUs vested pro rata on December 31, 2025 and the remaining RSUs were forfeited in connection with Mr. Smeltser’s separation.
14    These Fiscal 2024 LTIP PSUs were forfeited on December 31, 2025 in connection with Mr. Smeltser’s separation.
15    These Fiscal 2025 LTIP RSUs vested pro rata on December 31, 2025 and the remaining RSUs were forfeited in connection with Mr. Smeltser’s separation.
16    These Fiscal 2025 LTIP PSUs were forfeited on December 31, 2025 in connection with Mr. Smeltser’s separation.

Option Exercises and Stock Vested During Fiscal 2025
The following table and footnotes provide information regarding option exercises and stock awards vested during Fiscal 2025 for our NEOs.

	Stock Awards		Option Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting	Number of Shares Acquired on Exercise	Value Realized on Exercise
David M. Maura[1,2]	15,817	$1,500,717	1,164	$4,481
Faisal Qadir[3]	1,858	$176,287	—	$—
Ehsan Zargar[4]	4,687	$444,703	—	$—
Jeremy Smeltser[5]	3,456	$327,905	—	$—
_______________________________________
1    For stock awards, the amount for Mr. Maura in this column represents the value realized upon the vesting of 15,817 RSUs and 0 PSUs on December 6, 2024. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $94.88 on December 6, 2024.
2    For option awards, the amount for Mr. Maura in this column represents the value realized upon the exercise of 1,164 NQ stock options on November 18, 2024. The value was computed by multiplying the number of options exercised by the closing price per share of the Company’s common stock on such exercise date, which was $90.23, less the option price of $86.38. The number of shares reported includes the number of shares withheld by the Company for payment of the exercise price and tax liability incident to the exercise.
3    The amount for Mr. Qadir in this column represents the value realized upon the vesting of 1,858 RSUs and 0 PSUs on December 6, 2024. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $94.88 on December 6, 2024.
4    For stock awards, the amount for Mr. Zargar in this column represents the value realized upon the vesting of 4,687 RSUs and 0 PSUs on December 6, 2024. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $94.88 on December 6, 2024.
5    The amount for Mr. Smeltser in this column represents the value realized upon the vesting of 3,456 RSUs and 0 PSUs on December 6, 2024. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $94.88 on December 6, 2024. Upon his separation on December 31, 2025, Mr. Smelteser’s unvested PSUs were forfeited, his unvested RSUs vested on a pro rata basis and he did not receive a Fiscal 2026 LTIP grant.
The amounts set forth in the table above under the "Value Realized on Vesting" column reflect the value of shares on the vesting date and value realized on the exercise date. It is important to consider the following factors when reading this table:
•All of Mr. Maura’s stock awards reflected in this table were granted at the beginning of Fiscal 2022 and required three years of service, plus performance achievement for the PSUs, in order for the executive to receive any potential value for these awards;
•All of Mr. Maura’s stock options reflected in this table were granted on November 24, 2015 and were approaching their expiration date of November 24, 2025;
•For Mr. Maura's awards granted in Fiscal 2022, none of the amounts reflect the vesting of PSUs that were eligible for vesting only if we met preset performance criteria based on financial metrics over a three-year period from Fiscal 2022-2024, based strictly on the metrics disclosed in the proxy for the year granted without any adjustments;
•No PSUs were earned as below threshold performance level achievement was attained based on preset performance criteria; and
•Although the columns in the table are required to state that it is the “value realized”, as of the date of this filing, Mr. Maura has not sold any of the shares that vested on December 6, 2024 or stock acquired from the stock option exercise on November 18, 2024, other than the required withholding of shares by the Company to satisfy its tax withholding obligations.
Pension Benefits
None of our NEOs participated in any pension plans during, or as of the end of, Fiscal 2025.
Non-Qualified Deferred Compensation
None of our NEOs participated in any Company non-qualified deferred compensation programs during, or as of the end of, Fiscal 2025.
Agreements with NEOs
Our Compensation Committee periodically evaluates the appropriateness of entering into employment agreements, severance agreements or other written agreements with the Company’s NEOs to govern compensation and other aspects of the employment relationship. During Fiscal 2025, the Company and/or its wholly owned subsidiary, SBI, had written employment agreements with its NEOs as follows: (i) an employment agreement, dated January 20, 2016, as amended and restated on April 25, 2018, with Mr. Maura (the “Maura Employment Agreement”); (ii) an employment agreement, dated September 3, 2025, with Mr. Qadir (the “Qadir Employment Agreement”); (iii) an employment agreement, dated September 13, 2018, with Mr. Zargar (the “Zargar Employment Agreement”); (iv) an employment agreement, dated September 9, 2019, with Mr. Smeltser (the “Smeltser Employment Agreement”); and (v) a separation agreement, dated September 3, 2025, with Mr. Smeltser (the “Smeltser Separation Agreement”).

Agreement with Mr. Maura
Pursuant to the Maura Employment Agreement, the initial term was until April 24, 2021, subject to earlier termination, with automatic one-year renewals thereafter. The Maura Employment Agreement provides Mr. Maura with an annual base salary as Executive Chairman of $700,000 and an annual base salary of $200,000 for the duration of his services as CEO, subject to periodic review and increase by the Compensation Committee, in its discretion, and he is eligible to receive a performance-based MIP cash incentive for each fiscal year, based on a target of 125% of his total base salary, as may be applicable at the time (the “Maura Target Amount”), paid during the applicable fiscal year during the term of the Maura Employment Agreement, provided the Company achieves certain annual performance goals as established by our Board and/or our Compensation Committee. If the Company exceeds the performance targets, the cash incentive will be increased in accordance with the formula approved by the Compensation Committee, provided that the cash incentive will not exceed 250% of his then-current base salary.
Under the terms of the Maura Employment Agreement, Mr. Maura was entitled to receive a performance-based Equity Incentive Program (EIP) grant with a combined target value of $3.2 million for his service as Executive Chairman and CEO and continue his participation in the S3B multi-year equity incentive program (which programs were replaced in Fiscal 2019 by the Company’s current LTIP equity plan). Mr. Maura is eligible for equity awards under the Company’s LTIP equity plan at the discretion of the Compensation Committee and/or Board, and will be eligible to participate in future multi-year incentive programs as may be adopted from time to time.
The Maura Employment Agreement also provides Mr. Maura with certain other compensation and benefits, including the following: (i) four weeks of paid vacation for each full year; (ii) eligibility for Mr. Maura to participate in the Company’s executive auto lease program; (iii) a stipend for income tax filings and returns preparation and advice and estate planning advice; and (iv) eligibility for Mr. Maura to participate in any of the Company’s insurance plans and other benefits, if any, as are made available to other executive officers of the Company.
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
If Mr. Maura’s role as CEO is terminated (without terminating his role as Executive Chairman), without “cause,” by the Company, by Mr. Maura for “good reason,” due to Mr. Maura’s death or disability or upon a Company-initiated non-renewal or upon a change in control, Mr. Maura will be entitled to receive the following severance benefits: (i) the vesting of $250,000 of his outstanding time-based equity awards, based on grant-date value, as determined by the Compensation Committee; (ii) a cash payment of $500,000 payable ratably on a monthly basis in arrears over the 12-month period following such termination; and (iii) a pro rata portion of the annual MIP cash incentive related to the base salary that Mr. Maura would have earned for the fiscal year in which termination occurs. Notwithstanding the foregoing, if Mr. Maura’s employment is terminated in a CIC Termination (as defined below) during the initial term of the Maura Employment Agreement, then instead of the payment in clause (ii) above, he will receive a cash payment equal to the greater of (x) a cash amount equal to $500,000 or (y) a cash amount equal to his then-current base salary times the number of months remaining in the initial term, with a pro rata amount being calculated for any partial month in that time period.
In addition to the payments above, if Mr. Maura’s employment (as Executive Chairman) is terminated by the Company without “cause,” by Mr. Maura for “good reason,” upon Mr. Maura’s death or disability or upon a Company-initiated non-renewal of his employment agreement, the Company shall pay or provide for Mr. Maura: (i) (a) a cash payment equal to 1.5 times the base salary in effect immediately prior to his termination, plus (b) a cash payment equal to 1.0 times the Maura Target Amount, payable ratably on a monthly basis over the 18-month period immediately following his termination; (ii) the pro rata portion, in cash, of the annual MIP cash incentive (if any) he would have earned for the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such cash incentive would have been paid to Mr. Maura for such fiscal year if his employment had not terminated; (iii) for the 18-month period immediately following such termination, provide Mr. Maura and his dependents with medical insurance coverage and other employee benefits on a basis substantially similar to those provided to Mr. Maura and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Maura or the Company than the cost to Mr. Maura and the Company immediately prior to such date; and (iv) payment of accrued vacation time pursuant to Company policy. In addition, all unvested outstanding time-based equity awards will promptly vest as provided in the applicable equity award agreements. Notwithstanding the foregoing, if Mr. Maura’s employment is terminated in a CIC Termination during the initial term of the Maura Employment Agreement, then instead of the payment in clause (i)(a) above, he will receive a cash payment equal to the greater of (x) a cash amount equal to 1.5 times his then-current base salary or (y) a cash amount equal to his then-current base salary times the number of months remaining in the initial term, with a pro rata amount being calculated for any partial month in that time period.
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

Under the Maura Employment Agreement, (a) “good reason” is defined as the occurrence of any of the following events without Mr. Maura’s consent: (i) any reduction in Mr. Maura’s annual base salary or target MIP cash incentive opportunity then in effect; (ii) the required relocation of Mr. Maura’s office at which he is principally employed as of April 25, 2018 to a location more than 50 miles from such office or the requirement by the Company that Mr. Maura be based at a location other than such office on an extended basis, except for required business travel; (iii) a substantial diminution or other substantive adverse change in the nature or scope of Mr. Maura’s responsibilities, authorities, powers, functions or duties; (iv) a breach by the Company of any of its other material obligations under the Maura Employment Agreement; or (v) the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform the Maura Employment Agreement; and (b) “cause” is defined, in general, as the occurrence of any of the following events: (i) the commission by Mr. Maura of any deliberate and premeditated act taken by Mr. Maura in bad faith against the interests of the Company that causes or is reasonably anticipated to cause material harm to the Company; (ii) Mr. Maura has been convicted of or pleads nolo contendere with respect to, any felony or of any lesser crime or offense having as its predicate element fraud, dishonesty or misappropriation of the property of the Company that causes or is reasonably anticipated to cause material harm to the Company; (iii) the habitual drug addiction or intoxication of Mr. Maura which negatively impacts his job performance or Mr. Maura’s failure of a company-required drug test; (iv) the willful failure or refusal of Mr. Maura to perform his duties as set forth in the employment agreement or the willful failure or refusal to follow the direction of our Board, which is not cured after 30 calendar days’ notice; or (v) Mr. Maura materially breaches any of the terms of the Maura Employment Agreement or any other agreement between himself and the Company and the breach is not cured within 30 calendar days after written notice from the Company.
Agreement with Mr. Qadir
Pursuant to the Qadir Employment Agreement, the initial term is until October 1, 2026, subject to earlier termination, with automatic one-year renewals thereafter. The Qadir Employment Agreement provides Mr. Qadir with an annual base salary of $450,000, subject to periodic review and increase by the Compensation Committee, in its discretion, and he is eligible to receive a performance-based MIP cash incentive for each fiscal year starting in Fiscal 2026, based on a target of 75%, subject to increase by the Board and/or Compensation Committee, in their sole discretion, of his then-current base salary (the “Qadir Target Amount”) paid during the applicable fiscal year during the term, provided the Company achieves certain annual performance goals as established by the Board and/or the Compensation Committee. If the Company exceeds the performance targets, the cash incentive will be increased in accordance with the formula approved by the Compensation Committee, provided that the cash incentive will not exceed 150% of his then-current base salary.
Mr. Qadir is eligible for equity awards under the Company’s LTIP equity plan at the discretion of the Compensation Committee and/or Board and will be eligible to participate in future multi-year incentive programs as may be adopted from time to time. The Qadir Employment Agreement also provides Mr. Qadir with certain other compensation and benefits, including the following: (i) four weeks of paid vacation for each full year; (ii) eligibility to participate in the Company’s executive auto lease program; and (iii) eligibility to participate in any of the Company’s insurance plans and other benefits, if any, as are made available to other executive officers of the Company.
Under the Qadir Employment Agreement, Mr. Qadir is entitled to receive severance benefits if his employment is terminated under certain circumstances. In the event that Mr. Qadir is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Qadir’s compensation and other benefits provided under his employment agreement cease at the time of such termination, and Mr. Qadir is entitled to no further compensation under his employment agreement with respect to such role. Notwithstanding this, the Company would pay to Mr. Qadir accrued compensation and benefits and continuation of Company medical benefits to the extent required by law.
If Mr. Qadir’s employment is terminated by the Company without “cause,” by Mr. Qadir for “good reason” (as defined below) or by reason of death or by the Company for disability or upon a Company-initiated non-renewal, he will be entitled to the following severance benefits: (i) a cash payment equal to 1.5 times his then-current base salary, (ii) a cash payment equal to 1.0 times the Qadir Target Amount, with each of (i) and (ii) payable ratably on a monthly basis over the 18-month period following termination; (iii) a pro rata portion of the annual MIP cash incentive Mr. Qadir would have earned for the fiscal year in which termination occurs if his employment had not ceased; (iv) for the 18-month period following termination, provide Mr. Qadir and his dependents with medical and dental insurance coverage and other employee benefits on a basis substantially similar to those provided to other executives of the Company; and (v) payment of accrued vacation time pursuant to Company policy. In addition, unvested outstanding time-based equity awards will vest pro rata. Any remaining time-based portion and all unvested performance-based awards will be forfeited.
In the case of termination, severance payments and vesting are conditioned upon Mr. Qadir’s execution of a release of claims in favor of the Company and its affiliates and Mr. Qadir’s compliance with the non-competition, non-solicitation, non-disparagement and confidentiality restrictions set forth in his employment agreement. The non-competition and non-solicitation provisions extend for 18 months following Mr. Qadir’s termination. Mr. Qadir is also subject to a six-year cooperation provision.
The definitions of “good reason” and “cause” under the Qadir Employment Agreement are similar to the definitions of such terms in the Maura Employment Agreement.
Agreement with Mr. Zargar
Pursuant to the Zargar Employment Agreement, which became effective as of October 1, 2018, the initial term was until September 30, 2021, subject to earlier termination, with automatic one-year renewals thereafter. The Zargar Employment Agreement provides Mr. Zargar with an annual base salary of $400,000, subject to periodic review and increase by the Compensation Committee, in its discretion, and he is eligible to receive a performance-based MIP cash incentive for each fiscal year starting in Fiscal 2019, based on a target of at least 60%, subject to increase by the Compensation Committee, in its sole discretion, of his then-current base salary (the “Zargar Target Amount”) paid during the applicable fiscal year during the term, provided the Company achieves certain annual performance goals as established by the Board and/or the Compensation Committee. If the Company exceeds the performance targets, the cash incentive will be increased in accordance with the formula approved by the Compensation Committee provided that the cash incentive will not exceed 200% of his then-current base salary.
Mr. Zargar is eligible for equity awards under the Company’s LTIP equity plan at the discretion of the Compensation Committee and/or Board and will be eligible to participate in future multi-year incentive programs as may be adopted from time to time. The Zargar Employment Agreement also provides Mr. Zargar with certain other compensation and benefits, including the following: (i) four weeks of paid vacation for each full year; (ii) eligibility for Mr. Zargar to participate in the Company’s executive auto lease program; (iii) a stipend for corporate apartment and income tax filings and returns preparation and advice and estate planning advice; and (iv) eligibility for Mr. Zargar to participate in any of the Company’s insurance plans and other benefits, if any, as are made available to other executive officers of the Company.

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
If Mr. Zargar’s employment is terminated by the Company without “cause,” by Mr. Zargar for “good reason” (as defined below) or by reason of death or by the Company for disability or upon a Company-initiated non-renewal, he will be entitled to the following severance benefits: (i) a cash payment equal to 2.99 times his then-current base salary, (ii) a cash payment equal to 1.5 times the Zargar Target Amount, with each of (i) and (ii) payable ratably on a monthly basis over the 18-month period following termination; (iii) a pro rata portion of the annual MIP cash incentive Mr. Zargar would have earned for the fiscal year in which termination occurs if his employment had not ceased; (iv) for the 18-month period following termination provide Mr. Zargar and his dependents with medical insurance coverage and other employee benefits on a basis substantially similar to those provided to Mr. Zargar and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Zargar or the Company than the cost to Mr. Zargar or the Company immediately prior to such date; and (v) payment of accrued vacation time pursuant to Company policy. In addition, all unvested outstanding performance-based and time-based equity awards will immediately vest in full (at target) as provided in the applicable equity award agreements.
In the case of termination, severance payments and vesting are conditioned upon Mr. Zargar’s execution of a release of claims in favor of the Company and its affiliates and Mr. Zargar’s compliance with the non-competition, non-solicitation, non-disparagement and confidentiality restrictions set forth in his employment agreement. The non-solicitation provisions extend for 18 months following Mr. Zargar’s termination and the confidentiality provisions extend for seven years following Mr. Zargar’s termination. Mr. Zargar is also subject to a two-year cooperation provision.
The definitions of “good reason” and “cause” under the Zargar Employment Agreement are similar to the definitions of such terms in the Maura Employment Agreement.
Agreement with Mr. Smeltser
Under the Smeltser Employment Agreement, Mr. Smeltser was entitled to receive severance benefits if his employment was terminated under certain circumstances. In the event that Mr. Smeltser was terminated with “cause” or terminated his employment voluntarily, other than for “good reason,” Mr. Smeltser’s compensation and other benefits provided under his employment agreement would cease at the time of such termination, and Mr. Smeltser would be entitled to no further compensation under his employment agreement with respect to such role. Notwithstanding this, the Company would pay to Mr. Smeltser accrued compensation and benefits and continuation of Company medical benefits to the extent required by law.
If Mr. Smeltser's employment was terminated by the Company without “cause,” by Mr. Smeltser for “good reason” (as defined below) or by reason of death or by the Company for disability or upon a Company-initiated non-renewal, he was entitled to the following severance benefits: (i) a cash payment equal to 1.5 times his then-current base salary (ii) a cash payment equal to 1.0 times the Smeltser Target Amount, with each of (i) and (ii) payable ratably on a monthly basis over the 18-month period following termination; (iii) a pro rata portion of the annual MIP cash incentive Mr. Smeltser would have earned for the fiscal year in which termination occurred if his employment had not ceased (iv) for the 18-month period following termination, provide Mr. Smeltser and his dependents with medical and dental insurance coverage and other employee benefits on a basis substantially similar to those provided to other executives of the Company; and (v) payment of accrued vacation time pursuant to Company policy. In addition, unvested outstanding time-based equity awards would vest pro rata. Any remaining time-based portion and all unvested performance-based awards would be forfeited.
In the case of termination, severance payments and vesting were conditioned upon Mr. Smeltser’s execution of a release of claims in favor of the Company and its affiliates and Mr. Smeltser’s compliance with the non-competition, non-solicitation, non-disparagement and confidentiality restrictions set forth in his employment agreement. The non-solicitation provisions would extend for 18 months following Mr. Smeltser’s termination and the confidentiality provisions would extend for seven years following Mr. Smeltser’s termination. Mr. Smeltser would also be subject to a six-year cooperation provision.
The definitions of “good reason” and “cause” under the Smeltser Employment Agreement are similar to the definitions of such terms in the Maura Employment Agreement.
Separation Agreement with Mr. Smeltser
On September 3, 2025, Mr. Smeltser ceased serving as our Chief Financial Officer. Pursuant to the Smeltser Separation Agreement, Mr. Smeltser’s employment was terminated without “cause” in accordance with the Smeltser Employment Agreement. Mr. Smeltser continued as a full-time employee of the Company until December 31, 2025 (the “Separation Date”) with the title of Senior Finance Executive.

From September 3, 2025 through his Separation Date, Mr. Smeltser assisted the Company with the transition of his duties and other strategic initiatives as requested by the Company. Consistent with the Smeltser Employment Agreement, for Fiscal 2025, Mr. Smeltser continued to be paid his existing base salary, received the payout for the Fiscal 2025 annual MIP cash incentive based on actual performance and received the time-based and performance equity awards that vested in Fiscal 2025. In addition, consistent with the Smeltser Employment Agreement, subject to continued compliance with his post-employment restrictive covenants, Mr. Smeltser is eligible to receive the following: (i) cash severance, in an amount equal to the sum of (x) 18-months’ base salary and (y) his Fiscal 2025 target MIP cash incentive, in each case payable over an 18-month period, (ii) a pro-rata portion of his Fiscal 2026 MIP cash incentive based on the number of weeks worked during such fiscal year prior to the Separation Date, (iii) health insurance benefits during the 18-month period following the Separation Date and other benefits, including the leased car program and financial and tax planning program maintained by the Company for its Executive Vice Presidents, through the Separation Date and (iv) pro rata vesting of the unvested time-based portion of his Fiscal 2024 and Fiscal 2025 LTIP awards and the second tranche of his Fiscal 2024 supplemental award based on days served as an employee during the vesting period of the applicable award.
Other than as set forth above, Mr. Smeltser is not entitled to any other compensation or benefits in connection with his separation. Mr. Smeltser forfeited unvested equity awards (consisting of 27,487 unvested PSUs and 12,837 unvested RSUs) and did not participate in the Company’s Fiscal 2026 LTIP program. For more information regarding the amounts payable to Mr. Smeltser under the Smeltser Separation Agreement, see “Amounts Payable upon Termination or Change in Control - Jeremy Smeltser” below.

Termination and Change in Control Provisions
Awards under the Company Equity Plan
For purposes of the Company's equity plans, “change in control” generally means the occurrence of any of the events listed below and “Applicable Company” means the Company or SPB Legacy with respect to the former equity plan of SPB Legacy which was assumed by the Company:
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
iii.consummation of a merger or consolidation of the Applicable Company or any direct or indirect subsidiary of the Applicable Company with any other entity, other than (A) a merger or consolidation which results in the voting securities of the Applicable Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Applicable Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, (B) a merger or consolidation effected to implement a recapitalization of the Applicable Company (or similar transaction) in which no individual, entity or group is or becomes the beneficial owner, directly or indirectly, of voting securities of the Applicable Company (not including in the securities beneficially owned by such individual, entity or group any securities acquired directly from the Applicable Company or any of its direct or indirect subsidiaries) representing 50% or more of the combined voting power of the Applicable Company’s then outstanding voting securities or (C) a merger or consolidation affecting the Applicable Company as a result of which a Designated Holder (as defined below) owns after such transaction more than 50% of the combined voting power of the voting securities of the Applicable Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation; or
iv.approval by the stockholders of the Applicable Company of either a complete liquidation or dissolution of the Applicable Company or the sale or other disposition of all or substantially all of the assets of the Applicable Company, other than a sale or disposition by the Applicable Company of all or substantially all of the assets of the Applicable Company to an entity, more than 50% of the combined voting power of the voting securities of which are owned by stockholders of the Applicable Company in substantially the same proportions as their ownership of the Applicable Company immediately prior to such sale; provided that, in each case, it shall not be a change in control if, immediately following the occurrence of the event described above (i) the record holders of the common stock of the Applicable Company immediately prior to the event continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following the event or (ii) the Harbinger Master Fund, the Harbinger Special Situations Fund, HRG and their respective affiliates and subsidiaries (the “Designated Holders”) beneficially own, directly or indirectly, more than 50% of the combined voting power of the Applicable Company or any successor.
Amounts Payable upon Termination or Change in Control
The following tables set forth the amounts that would have been payable September 30, 2025 to each of our NEOs who were employed by the Company as NEOs on the last day of Fiscal 2025 under the various scenarios for termination of employment or a change in control of the Company had such scenarios occurred on September 30, 2025.
David Maura

	Termination Scenarios (Assumes Termination on 9/30/2025)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	Upon Death or Disability	Change in Control & Termination
Cash Severance[1]	$—	$2,425,000	$2,425,000	$2,425,000
Annual MIP Cash Incentive[2]	$—	$907,200	$907,200	$907,200
Equity Awards (Intrinsic Value)[3]
Unvested Restricted Stock[4,5]	$—	$4,493,417	$4,493,417	$14,978,142
Other Benefits
Health and Welfare[6]	$—	$12,713	$12,713	$12,713
Car Allowance[7]	$—	$24,000	$24,000	$24,000
Accrued, Unused Vacation[8]	$—	$—	$—	$—
Total	$—	$7,862,330	$7,862,330	$18,347,055
_______________________________________
1    Reflects cash severance payment, under the applicable termination scenarios, of $500,000 for termination of the role of CEO, plus 1.5x Executive Chairman base salary and 1.0x the Fiscal 2025 Executive Chairman target MIP cash incentive. Payments are to be made in monthly installments over 12 or 18 months (for the CEO and Executive Chairman payments, respectively) subject to the requirements of Section 409A of the Internal Revenue Code.
2    Reflects annual MIP cash incentive for Fiscal 2025 payable at 80.64% of target. Payment is subject to Section 409A of the Internal Revenue Code.
3    Reflects value of accelerated vesting of equity awards, if any, using a stock price of $52.53 which was the Company’s closing price on September 30, 2025.
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
7    Reflects 12 months of car allowance continuation, which Mr. Maura elected not to receive in Fiscal 2025.
8    Represents compensation for 0.0 hours of unused vacation time in Fiscal 2025.

Faisal Qadir

	Termination Scenarios (Assumes Termination on 9/30/2025)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	Upon Death or Disability	Change in Control & Termination
Cash Severance[1]	$—	$310,825	$310,825	$310,825
Annual MIP Cash Incentive[2]	$—	$—	$—	$—
Equity Awards (Intrinsic Value)[3]
Unvested Restricted Stock[4]	$—	$—	$—	$—
Other Benefits
Health and Welfare[5]	$—	$563	$563	$563
Car Allowance[6]	$—	$—	$—	$—
Accrued, Unused Vacation[7]	$7,502	$7,502	$7,502	$7,502
Total	$7,502	$318,890	$318,890	$318,890

_______________________________________
1    Reflects cash severance payment, under the applicable termination scenarios, of 52 weeks of salary continuation. Payments are to be made in bi-weekly installments over 12 months subject to the requirements of Section 409A of the Internal Revenue Code.
2    Not eligible for annual MIP cash incentive for Fiscal 2025.
3    Not eligible for accelerated vesting of equity.
4    Upon a termination for any reason, all outstanding RSUs and PSUs will be forfeited.
5    Reflects 12 months of insurance and other benefits continuation for the Executive and any dependents.
6    Not eligible for car allowance continuation.
7    Represents compensation for 50.2 hours of unused vacation time in Fiscal 2025. Under California law, earned and accrued vacation must be paid out whenever the employment relationship ends for any termination reason.

Ehsan Zargar

	Termination Scenarios (Assumes Termination on 9/30/2025)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	Upon Death or Disability	Change in Control & Termination
Cash Severance[1]	$—	$1,556,000	$1,556,000	$1,556,000
Annual MIP Cash Incentive[2]	$—	$193,536	$193,536	$193,536
Equity Awards (Intrinsic Value)[3]
Unvested Restricted Stock[4]	$—	$5,154,454	$5,154,454	$5,154,454
Other Benefits
Health and Welfare[5]	$—	$4,252	$4,252	$4,252
Car Allowance[6]	$—	$34,109	$34,109	$34,109
Accrued, Unused Vacation[7]	$—	$12,135	$12,135	$12,135
Total	—	6,954,486	6,954,486	6,954,486
_______________________________________
1    Reflects cash severance payment, under the applicable termination scenarios, of 2.99x base salary and 1.5x the Fiscal 2025 target MIP cash incentive. Payments are to be made in monthly installments over 18 months subject to the requirements of Section 409A of the Internal Revenue Code.
2    Reflects annual MIP cash incentive for Fiscal 2025 payable at 80.64% of target. Payment is subject to Section 409A of the Internal Revenue Code.
3    Reflects value of accelerated vesting of equity awards, if any, using a stock price of $52.53 which was the Company’s closing price on September 30, 2025.
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
7    Represents compensation for 63.1 hours of unused vacation time in Fiscal 2025.

Jeremy Smeltser

Termination Scenario (Termination)[1]
Component	With Good Reason or Without Cause
Cash Severance[2]	$1,410,000
Unvested Restricted Stock[3]	$1,249,636
Other Benefits
Health and Welfare[4]	$12,713
Car Allowance[5]	$30,080
Accrued, Unused Vacation[6]	$—
Total[7]	$2,702,429

_______________________________________
1    Reflects termination as CFO on September 3, 2025 and as an employee of the Company on December 31, 2025 pursuant to the Smeltser Separation Agreement. The compensation and benefits received reflect only those to which he was entitled under the Smeltser Employment Agreement in connection with a termination without “cause.”
2    Reflects cash severance payment of 1.5x base salary and 1.0x the Fiscal 2025 target MIP cash incentive. Payments are to be made in monthly installments over 18 months subject to the requirements of Section 409A of the Internal Revenue Code.
3    Reflects forfeiture of all PSUs and pro rata vesting of RSUs based on days served as an employee during the following vesting periods: (i) November 25, 2022 through December 5, 2025 for the 2023 LTIP RSUs, (ii) November 24, 2023 through December 4, 2026 for the 2024 LTIP RSUs and for the one-time retention award granted in Fiscal 2024, and (iii) November 19, 2024 through December 3, 2027 for the 2025 LTIP RSUs.
4    Reflects 18 months of health insurance continuation for Mr. Smeltser and any dependents.
5    Reflects 12 months of car allowance continuation.
6    Represents compensation for 0.0 hours of unused vacation time in Fiscal 2025.
7     Excludes pro rata portion of the annual MIP cash incentive for Fiscal 2026, to the extent any such MIP cash incentive is paid.

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
Fiscal 2025 CEO Pay Ratio
Under rules adopted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to determine and disclose the ratio of the annual total compensation of our CEO to that of our global median employee.
To determine the median employee, we made a determination from our global employee population. We established a consistently applied compensation measure of annualized base pay, converted to U.S. dollars based on applicable exchange rates as of September 30, 2025. Our population was evaluated as of September 30, 2025 and reflects paid compensation for the entire fiscal year. Where allowed under the rule, we have annualized compensation for employees newly hired during Fiscal 2025.
Based on the above determination, the total compensation (using the same methodology as we use for our NEOs as set forth in the Summary Compensation Table in this report) for the median employee is $82,121. Using the CEO’s total compensation of $8,757,036 under the same methodology, the resulting ratio is 107:1. The pay ratio reported here is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership Table
The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2025, by:
•Each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock (each, a “5% Stockholder”);
•Our NEOs for Fiscal 2025;
•Each of our directors; and
•All directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Stockholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 23,279,004 shares of common stock issued and outstanding as of the close of business on December 31, 2025. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to vested options, as well as options and RSUs held by that person that are currently expected to vest within 60 days of December 31, 2025, are all deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
5% Stockholders
Vanguard Group Inc.[1]	2,617,081	11.2%
Pzena Investment Management LLC[2]	2,459,485	10.6%
American Century Investment Management, Inc.[3]	2,052,850	8.8%
BlackRock, Inc.[4]	2,006,975	8.6%
Callodine Capital Management, LP5	1,714,955	7.4%
Our Directors and Named Executive Officers
Leslie L. Campbell	11,771	*
Sherianne James	21,329	*
David M. Maura[6]	746,328	3.2%
Gautam Patel	17,539	*
Terry L. Polistina	50,740	*
Faisal Qadir	7,241	*
Hugh R. Rovit	48,332	*
Jeremy Smeltser	45,474	*
Ehsan Zargar	120,183	*
All Directors and Executive Officers as a Group	1,023,463	4.4%
_______________________________________
1    Based solely on a Schedule 13F, filed with the SEC on November 7, 2025. The address of Vanguard Group Inc. is 100 Vanguard Blvd, Malvern, Pennsylvania 19355.
2    Based solely on a Schedule 13G/A, filed with the SEC on October 3, 2025. The address of Pzena Investment Management, LLC is 320 Park Avenue, 8th Floor, New York, NY 10022.
3    Based solely on a Schedule 13G/A, filed with the SEC on November 14, 2025. The address of American Century Investment Management, Inc. is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.
4    Based solely on a Schedule 13F, filed with the SEC on November 12, 2025. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
5    Based solely on a Schedule 13G/A, filed with the SEC on November 14, 2025. The address of Callodine Capital Management, LP is Two International Place, Suite 1830, Boston, MA 02110.
6    Includes 51,309 shares of common stock underlying options that have vested for Mr. Maura.

Equity Compensation Plan Information
The following table sets forth information with respect to our compensation plans under which common stock is authorized for issuance as of September 30, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))[3]
Equity compensation plans approved by security holders	920,707	$95.32	2,103,965
Equity compensation plans not approved by security holders	—	—	—
Total	920,707	$95.32	2,103,965
_______________________________________
1    The number of securities to be issued upon exercise of outstanding options, warrants and rights shown above, as of September 30, 2025, includes 361,431 restricted stock units and 507,346 performance-based stock units at target which have been granted under the terms of the Spectrum Brands Holdings, Inc. Amended & Restated 2011 Omnibus Equity Award Plan and the Spectrum Brands Holdings, Inc. Amended & Restated 2020 Omnibus Equity Plan and 51,930 stock option awards which have been granted under the terms of the Spectrum Brands Holdings, Inc. Amended & Restated 2011 Omnibus Equity Plan.
2    The weighted average exercise price does not take into account securities which will be issued upon conversion of outstanding restricted stock units and performance-based stock units, which do not have an exercise price.
3    Includes securities that remain available for grant under our equity compensation plans as follows: 344,433 shares under the Spectrum Brands Holdings, Inc. Amended & Restated 2011 Omnibus Equity Award Plan and 1,759,532 shares under the Spectrum Brands Holdings, Inc. Amended & Restated 2020 Omnibus Equity Plan.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies on Transactions with Related Persons
All of the Company’s executive officers, directors and employees are required to disclose to the Company’s General Counsel all transactions which involve any actual, potential or suspected activity or personal interest that creates or appears to create a conflict between the interests of the Company and the interests of their executive officers, directors or employees. In cases involving executive officers, directors or senior-level management, the Company’s General Counsel will investigate the proposed transaction for potential conflicts of interest and then refer the matter to the Company’s Audit Committee to make a full review and determination. In cases involving other employees, the Company’s General Counsel, in conjunction with the employee’s regional supervisor and the Company’s Director of Internal Audit, will review the proposed transaction. If they determine that no conflict of interest will result from engaging in the proposed transaction, then they will refer the matter to the Company’s CEO for final approval. Also, see discussion on director independence on page 8.
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

Exhibit 10.17+@	Separation Agreement, dated as of September 3, 2025, by and among Spectrum Brands Holdings, Inc. and Jeremy W. Smeltser.
Exhibit 10.18+@	Employment Agreement, dated as of September 3, 2025, by and among Spectrum Brands Holdings, Inc. and Faisal Qadir.
Exhibit 19.1
Securities Holding and Trading Policy of Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 15, 2024 (File No. 001-4219)).

Exhibit 21.1@	Subsidiaries of Registrant.
Exhibit 21.2@	List of Guarantor Subsidiaries.
Exhibit 23.1@	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.
Exhibit 32.1@	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2@	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 97.1
Compensation Clawback Policy, revised and effective as of November 14, 2023 (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 15, 2024 (File No. 001-4219)).

Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
@ Filed or furnished as an exhibit to the Original Form 10-K
+ Denotes a management contract or compensatory plan or arrangement
**    In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-K/A shall be deemed to be furnished and not filed

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 23, 2026

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ Faisal Qadir
	Name:	Faisal Qadir
	Title:	Executive Vice President and Chief Financial Officer