Form 10-Q
period 2025-12-28
Spectrum Brands Holdings, Inc.
filed 2026-02-05
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2025
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
X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 30, 2026, there were 23,198,788 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, such as, without limitation, statements or expectations regarding our business and M&A strategy, future free cash flows, tariff impact and mitigation efforts, future operations and operating model, financial condition, estimated revenues, projected costs, inventory management, supply chain and supply chain relocation efforts, earnings power, project synergies, prospects, plans and strategic objectives of management, the geopolitical environment, and information concerning expected actions of third parties are forward-looking statements. Our statements also reflect our expectations regarding tariffs, which are based on currently known and effective tariffs, including tariffs placed by the United States ("U.S.") on other countries and tariffs announced by other countries on the U.S., and do not reflect tariffs that have been announced and delayed or other additional tariffs which could result in additional costs. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Because these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:
•the economic, social and political conditions, civil unrest, terrorist attacks, acts of war, natural disasters, or other public health concerns in the U.S. or the international markets that impact our business, customers, employees (including our ability to retain and attract key personnel), manufacturing facilities, suppliers, capital markets or financial condition and results of operations, which may amplify the other risks and uncertainties we face;
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
•the effects of interest rate fluctuations or general economic conditions, including the impact of, uncertainty around and changes to, tariffs and trade policies, including the tariffs and trade agreements announced by the Trump Administration in 2025 and that may be announced in the future, tariff mitigation efforts (including supply chain relocation efforts), inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or monetary or fiscal policies in the countries where we do business;
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
•our ability to respond to unusual weather activity, natural disasters and pandemics;
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
•our ability to separate our Home and Personal Care (“HPC”) business and create an independent Global Appliances business on expected terms, and within the anticipated time period, or at all, and to realize the potential benefits of such business;
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

Some of the above-mentioned factors are described in further detail in the sections entitled Risk Factors in our annual and quarterly reports (including this report), as applicable. You should assume the information appearing in this report is accurate only as of the date hereof, or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of December 28, 2025 and September 30, 2025
(unaudited)

(in millions)	December 28, 2025	September 30, 2025
Assets
Cash and cash equivalents	$126.6	$123.6
Trade receivables, net	517.0	521.7
Other receivables	57.5	50.9
Inventories	450.8	446.1
Prepaid expenses and other current assets	48.9	41.9
Total current assets	1,200.8	1,184.2
Property, plant and equipment, net	247.9	255.0
Operating lease assets	112.6	73.5
Deferred charges and other	65.1	62.5
Goodwill	867.5	866.8
Intangible assets, net	929.0	937.6
Total assets	$3,422.9	$3,379.6
Liabilities and Shareholders' Equity
Current portion of long-term debt	$11.9	$11.7
Accounts payable	334.0	283.7
Accrued wages and salaries	29.6	50.2
Accrued interest	3.1	4.5
Income tax payable	27.7	21.2
Short-term operating lease liabilities	19.9	31.8
Other current liabilities	116.0	120.1
Total current liabilities	542.2	523.2
Long-term debt, net of current portion	554.3	556.2
Long-term operating lease liabilities	111.5	54.5
Deferred income taxes	129.8	136.6
Uncertain tax benefit obligation	167.1	180.3
Other long-term liabilities	18.7	19.1
Total liabilities	1,523.6	1,469.9
Commitments and contingencies (Note 12)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	1,979.5	1,998.1
Accumulated earnings	2,236.4	2,219.3
Accumulated other comprehensive loss, net of tax	(159.8)	(171.9)
Treasury stock	(2,157.3)	(2,136.3)
Total shareholders' equity	1,899.3	1,909.7
Total liabilities and shareholders' equity	$3,422.9	$3,379.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three month periods ended December 28, 2025 and December 29, 2024
(unaudited)

	Three Month Periods Ended
(in millions, except per share)	December 28, 2025	December 29, 2024
Net sales	$677.0	$700.2
Cost of goods sold	435.4	442.4
Gross profit	241.6	257.8
Selling, general & administrative	214.5	213.1
Operating income	27.1	44.7
Interest expense	6.8	6.2
Interest income	(0.6)	(2.6)
Other non-operating expense, net	0.4	4.7
Income from continuing operations before income taxes	20.5	36.4
Income tax (benefit) expense	(8.9)	11.8
Net income from continuing operations	29.4	24.6
Loss from discontinued operations, net of tax	(1.0)	(0.8)
Net income	28.4	23.8
Net income from continuing operations attributable to non-controlling interest	—	0.3
Net income attributable to controlling interest	$28.4	$23.5
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$29.4	$24.3
Loss from discontinued operations attributable to controlling interest, net of tax	(1.0)	(0.8)
Net income attributable to controlling interest	$28.4	$23.5
Earnings Per Share
Basic earnings per share from continuing operations	$1.25	$0.87
Basic earnings per share from discontinued operations	(0.04)	(0.03)
Basic earnings per share	$1.21	$0.84
Diluted earnings per share from continuing operations	$1.25	$0.87
Diluted earnings per share from discontinued operations	(0.04)	(0.03)
Diluted earnings per share	$1.21	$0.84
Dividend per share	$0.47	$0.47
Weighted Average Shares Outstanding
Basic	23.4	27.9
Diluted	23.5	28.1
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three month periods ended December 28, 2025 and December 29, 2024
(unaudited)

	Three Month Periods Ended
(in millions)	December 28, 2025	December 29, 2024
Net income	$28.4	$23.8
Other comprehensive income
Foreign currency translation gain (loss)
Foreign currency translation gain (loss)	11.5	(65.1)
Deferred tax effect	—	2.3
Foreign currency translation gain (loss), net	11.5	(62.8)
Unrealized gain on derivative instruments
Unrealized (loss) gain on derivative instruments before reclassification	(1.9)	15.0
Net reclassification for loss to income from continuing operations	2.3	0.7
Unrealized gain on derivative instruments after reclassification	0.4	15.7
Deferred tax effect	—	(4.0)
Net unrealized gain on derivative instruments	0.4	11.7
Defined benefit pension gain
Defined benefit pension gain before reclassification	—	1.8
Net reclassification for loss to income from continuing operations	0.3	0.5
Defined benefit pension gain after reclassification	0.3	2.3
Deferred tax effect	(0.1)	(0.6)
Net defined benefit pension gain	0.2	1.7
Comprehensive income (loss)	40.5	(25.6)
Comprehensive loss from continuing operations attributable to non-controlling interest	—	(0.3)
Comprehensive income (loss) attributable to controlling interest	$40.5	$(25.3)
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the three month period ended December 28, 2025
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions)	Shares	Amount
Balances at September 30, 2025	23.7	$0.5	$1,998.1	$2,219.3	$(171.9)	$(2,136.3)	$1,909.7
Net income from continuing operations	—	—	—	29.4	—	—	29.4
Loss from discontinued operations, net of tax	—	—	—	(1.0)	—	—	(1.0)
Other comprehensive income, net of tax	—	—	—	—	12.1	—	12.1
Treasury stock repurchases	(0.6)	—	—	—	—	(35.5)	(35.5)
Excise tax on net share repurchases	—	—	—	—	—	(0.2)	(0.2)
Restricted stock issued and related tax withholdings	0.2	—	(22.9)	—	—	14.7	(8.2)
Share based compensation	—	—	4.3	—	—	—	4.3
Dividends declared	—	—	—	(11.3)	—	—	(11.3)
Balances at December 28, 2025	23.3	$0.5	$1,979.5	$2,236.4	$(159.8)	$(2,157.3)	$1,899.3
See accompanying notes to the condensed consolidated financial statements
SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the three month period ended December 29, 2024
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2024	28.0	$0.5	$1,988.1	$2,169.0	$(204.0)	$(1,812.7)	$2,140.9	$0.8	$2,141.7
Net income from continuing operations	—	—	—	24.3	—	—	24.3	0.3	24.6
Loss from discontinued operations, net of tax	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Other comprehensive loss, net of tax	—	—	—	—	(49.1)	—	(49.1)	(0.3)	(49.4)
Treasury stock repurchases	(0.8)	—	—	—	—	(72.9)	(72.9)	—	(72.9)
Excise tax on net share repurchases	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Restricted stock issued and related tax withholdings	0.1	—	(10.3)	—	—	5.9	(4.4)	—	(4.4)
Share based compensation	—	—	4.7	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	(13.6)	—	—	(13.6)	—	(13.6)
Dividends paid by subsidiary to non-controlling interest	—	—	—	—	—	—	—	(0.7)	(0.7)
Balances as of December 29, 2024	27.3	$0.5	$1,982.5	$2,178.9	$(253.1)	$(1,880.3)	$2,028.5	$0.1	$2,028.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the three month periods ended December 28, 2025 and December 29, 2024
(unaudited)

	Three Month Periods Ended
(in millions)	December 28, 2025	December 29, 2024
Cash flows from operating activities
Net income	$28.4	$23.8
Loss from discontinued operations, net of tax	(1.0)	(0.8)
Net income from continuing operations	29.4	24.6
Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities from continuing operations:
Depreciation	15.6	14.0
Amortization	10.2	10.5
Share based compensation	4.3	4.7
Impairment of property, plant and equipment and operating lease assets	0.5	—
Amortization of debt issuance costs	0.9	0.9
Deferred tax benefit	(3.5)	(1.9)
Net changes in operating assets and liabilities	10.3	(124.7)
Net cash provided (used) by operating activities from continuing operations	67.7	(71.9)
Net cash used by operating activities from discontinued operations	(0.3)	(0.5)
Net cash provided (used) by operating activities	67.4	(72.4)
Cash flows from investing activities
Purchases of property, plant and equipment	(8.1)	(5.9)
Cash flows from financing activities
Payment of debt and debt premium	(3.0)	(2.6)
Payment of debt issuance costs	—	(0.1)
Dividends paid to shareholders	(10.9)	(13.2)
Treasury stock purchases	(35.5)	(72.9)
Excise tax paid on net share repurchases	—	(4.1)
Share based award tax withholding payments, net of proceeds upon vesting	(8.2)	(4.4)
Net cash used by financing activities	(57.6)	(97.3)
Effect of exchange rate changes on cash and cash equivalents	1.2	(12.9)
Net change in cash, cash equivalents and restricted cash	2.9	(188.5)
Cash, cash equivalents, and restricted cash, beginning of period	127.2	370.5
Cash, cash equivalents, and restricted cash, end of period	$130.1	$182.0
Supplemental disclosure of cash flow information
Cash paid for interest associated with continuing operations	$7.1	$7.0
Cash paid for taxes associated with continuing operations	3.8	8.0
Cash paid for taxes associated with discontinued operations	—	2.6
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	0.5	0.4
Non cash financing activities
Non-cash excise tax on net share repurchases	0.2	0.6
Issuance of shares through stock compensation plan	20.1	9.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Fiscal Period-End
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
The Company’s fiscal year ends on September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three month periods included within this Quarterly Report for the Company are December 28, 2025 and December 29, 2024, respectively.
Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our fiscal year ending September 30, 2026. The Company is currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements, which aligns financial reporting with the economics of some of an entity’s risk management activities by updating similar risk assessment for cash flow hedges, hedging interest payments on choose-your-rate debt, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments, and foreign currency-denominated debt designated as a hedging instrument and a hedged item. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods and applied on a prospective basis. This ASU will be effective for our fiscal year ending September 30, 2028. The Company is currently evaluating the impact this ASU may have on our consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – REVENUE RECOGNITION AND RECEIVABLES
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three month periods ended December 28, 2025 and December 29, 2024, by segment and geographic region (based upon destination) and revenue type.

	Three Month Period Ended December 28, 2025				Three Month Period Ended December 29, 2024
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Geographic Region
NA	$168.7	$72.0	$109.8	$350.5	$152.0	$90.5	$131.2	$373.7
EMEA	102.6	—	144.6	247.2	99.0	—	157.8	256.8
LATAM	3.2	1.9	50.1	55.2	2.1	1.6	40.0	43.7
APAC	7.1	—	17.0	24.1	6.9	—	19.1	26.0
Total revenue	$281.6	$73.9	$321.5	$677.0	$260.0	$92.1	$348.1	$700.2
Revenue type
Product sales	$278.9	$73.6	$319.9	$672.4	$257.1	$91.9	$346.3	$695.3
Licensing	1.8	0.3	1.6	3.7	2.1	0.2	1.7	4.0
Service and other	0.9	—	—	0.9	0.8	—	0.1	0.9
Total revenue	$281.6	$73.9	$321.5	$677.0	$260.0	$92.1	$348.1	$700.2

The Company has identified significant customers consisting of two large retail customers, each regularly exceeding 10% of consolidated net sales. All segments sell products to the significant customers and sales with those retail customers are considered significant to the respective segments. The following table summarizes significant concentration risk associated with net sales for the three month periods ended December 28, 2025 and December 29, 2024.

(% of Net Sales)	December 28, 2025	December 29, 2024
Significant customers, exceeding 10% of net sales	37.1%	38.0%
Subject to Black & Decker trademark license agreement	13.6%	12.5%
The following summarizes the concentration risk of the associated receivables from the two significant retail customers. There were no additional concentrations of credit risk exceeding 10% of net trade receivables.

(% of Trade Receivables, Net)	December 28, 2025	September 30, 2025
Significant customers, exceeding 10% of net trade receivables	40.6%	41.6%
The following summarizes the allowance for product returns with direct customers and estimated credit losses on trade receivables as of December 28, 2025 and September 30, 2025. Costs and reserves associated with standard product warranties with consumers are not material to the condensed consolidated financial statements.

(in millions)	Line Item	December 28, 2025	September 30, 2025
Allowance for doubtful accounts	Trade receivables, net	$7.1	$6.3
Liability for product returns	Other current liabilities	13.1	9.8

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 – INVENTORIES
Inventories consists of the following.

(in millions)	December 28, 2025	September 30, 2025
Raw materials	$49.4	$45.7
Work-in-process	5.3	5.2
Finished goods	396.1	395.2
Inventories	$450.8	$446.1
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following.

(in millions)	December 28, 2025	September 30, 2025
Land, buildings and improvements	$91.0	$91.3
Machinery, equipment and other	361.9	359.6
Computer software	147.4	146.3
Finance leases	138.3	138.0
Construction in progress	24.0	21.7
Property, plant and equipment	762.6	756.9
Accumulated depreciation	(514.7)	(501.9)
Property, plant and equipment, net	$247.9	$255.0
Depreciation expense on property, plant and equipment for the three month periods ended December 28, 2025 and December 29, 2024 is as follows.

(in millions)	December 28, 2025	December 29, 2024
Depreciation expense	$15.6	$14.0
Deferred implementation costs for hosted cloud computing arrangements are as follows.

(in millions)	December 28, 2025	September 30, 2025
Deferred cloud computing costs, net	$2.6	$3.7
Reported as:
Prepaid expenses and other current assets	2.2	3.3
Deferred charges and other	0.4	0.4
Amortization expense of deferred implementation costs for hosted cloud computing costs arrangements for the three month periods ended December 28, 2025 and December 29, 2024 is as follows.

(in millions)	December 28, 2025	December 29, 2024
Amortization expense	$1.4	$1.5

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following.

(in millions)	GPC	H&G	Total
As of September 30, 2025	$524.2	$342.6	$866.8
Foreign currency impact	0.7	—	0.7
As of December 28, 2025	$524.9	$342.6	$867.5
The carrying value and accumulated amortization of intangible assets are as follows.

	December 28, 2025			September 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$613.9	$(466.6)	$147.3	$621.3	$(465.9)	$155.4
Technology assets	75.3	(47.3)	28.0	75.3	(46.1)	29.2
Tradenames	44.4	(13.7)	30.7	44.4	(12.9)	31.5
Total amortizable intangible assets	733.6	(527.6)	206.0	741.0	(524.9)	216.1
Indefinite-lived intangible assets – tradenames	723.0	—	723.0	721.5	—	721.5
Total intangible assets	$1,456.6	$(527.6)	$929.0	$1,462.5	$(524.9)	$937.6
Amortization expense on intangible assets for the three month periods ended December 28, 2025 and December 29, 2024 is as follows.

(in millions)	December 28, 2025	December 29, 2024
Amortization expense	$10.2	$10.5
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates amortization expense of intangible assets for the next five fiscal years will be as follows.

(in millions)	Amortization
2026 remaining	$30.9
2027	41.2
2028	39.4
2029	36.2
2030	15.7

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 6 – DEBT
Debt with external lenders consist of the following.

	December 28, 2025		September 30, 2025
(in millions)	Amount	Rate	Amount	Rate
3.375% Exchangeable Notes, due June 1, 2029	$350.0	3.4%	$350.0	3.4%
5.00% Notes, due October 1, 2029	4.9	5.0%	4.9	5.0%
5.50% Notes, due July 15, 2030	13.2	5.5%	13.2	5.5%
3.875% Notes, due March 15, 2031	128.0	3.9%	128.0	3.9%
Obligations under finance leases	82.8	5.6%	85.3	5.6%
Total debt	578.9		581.4
Debt issuance costs	(12.7)		(13.5)
Less current portion	(11.9)		(11.7)
Long-term debt, net of current portion	$554.3		$556.2
Credit Agreement
As of December 28, 2025, there are no borrowings outstanding under the Company’s $500 million revolving credit facility (the “Revolver Facility”) under the Second Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among the Company, SB/RH Holdings, LLC, Royal Bank of Canada, as the administrative agent, and the lenders party thereto, with a borrowing availability under the Revolver Facility of $492.2 million, net outstanding letters of credit of $7.8 million.
3.375% Exchangeable Notes due June 1, 2029 ("Exchangeable Notes")
Subsequent to the issuance of the Exchangeable Notes, the Company increased its quarterly dividend rate to $0.47 per share. As such, the exchange rate for the Exchangeable Notes due June 1, 2029 has been adjusted to 8.2375 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $121.40 per share of the Company's common stock), subject to further adjustment as set forth in the indenture. Concurrently, the strike price with the associated Capped Calls has been updated to approximately $121.40 per share, subject to certain additional adjustments, corresponding to the change in exchange price of the Exchangeable Notes, and the cap price has been updated to approximately $158.75 per share, subject to certain additional adjustments.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 7 - DERIVATIVES
Derivative financial instruments are principally used in the management of foreign currency risk. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.
Cash Flow Hedges. The Company periodically enters into forward foreign exchange contracts to hedge the cash flow risk from the forecasted purchase and sale of inventory denominated in foreign currencies, and designated as a cash flow hedge. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Colombian Pesos, Euros, Japanese Yen, Mexican Pesos, Pound Sterling, or U.S. Dollars. The fair value of effective hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative asset or liability, as applicable, until the purchase or sale is recognized, or otherwise determined to be ineffective or discontinued, at which point the fair value of the related hedge is reclassified to earnings.
Derivative Instruments Not Designated as Hedge. The Company periodically enters into forward contracts to economically hedge a portion of risk from intercompany balances denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Czech Koruna, Euros, Japanese Yen, Polish Zloty, Pound Sterling, or U.S. Dollars. These foreign exchange contracts are fair value hedges of related intercompany balances with the gain or loss on the derivative instruments recorded in earnings offsetting the change in value of the related intercompany balance.
The following summarizes outstanding notional balances and maturities of derivative instruments as of December 28, 2025 and September 30, 2025.

	December 28, 2025		September 30, 2025
(in millions)	Notional Balance	Maturities thru	Notional Balance	Maturities thru
Foreign exchange contracts - cash flow hedges	$325.4	June 2027	$333.5	March 2027
Foreign exchange contracts - not designated as hedge	125.1	January 2026	447.7	October 2025
The following summarizes the fair value and location of outstanding derivative instruments in the Condensed Consolidated Statements of Financial Position.

(in millions)	Line Item	December 28, 2025	September 30, 2025
Derivative Assets
Foreign exchange contracts – cash flow hedges	Other receivables	$0.6	$0.6
Foreign exchange contracts – cash flow hedges	Deferred charges and other	—	0.1
Foreign exchange contracts – not designated as hedge	Other receivables	0.2	0.1
Total Derivative Assets		$0.8	$0.8
Derivative Liabilities
Foreign exchange contracts – cash flow hedges	Accounts payable	$9.2	$8.8
Foreign exchange contracts – cash flow hedges	Other long term liabilities	0.5	0.1
Foreign exchange contracts – not designated as hedge	Accounts payable	0.3	0.7
Total Derivative Liabilities		$10.0	$9.6
The fair value for derivative instruments excludes collateral or standby letter of credit associated with derivative instruments, of which there were none as of December 28, 2025 and September 30, 2025. The Company is not a party to derivative agreements that require collateral to be posted prior to settlement.
The following summarizes the pre-tax gain (loss) from derivative instruments and location in the Condensed Consolidated Statements of Income for the three month periods ended December 28, 2025 and December 29, 2024, respectively.

(in millions)	Line Item	December 28, 2025	December 29, 2024
Foreign exchange contracts - cash flow hedges (effective portion)	Cost of goods sold	$(2.3)	$(0.7)
Foreign exchange contracts - cash flow hedges (ineffective portion)	Cost of goods sold	(2.0)	—
Foreign exchange contracts - not designated as hedge	Other non-operating expense, net	(0.4)	(3.3)
There was no gain or loss realized from cash flow hedges due to the ineffectiveness or discontinuation of the cash flow hedge because it was not considered probable that the original forecasted transaction would not occur. See Note 10 - Accumulated Other Comprehensive Income for unrealized gains and losses initially recognized as other comprehensive income and the accumulated unrealized gain (loss) associated with cash flow hedges recognized in AOCI. As of December 28, 2025, the net loss estimated to be reclassified from AOCI into earnings associated with cash flow hedges over the next 12 months is $5.0 million, net of tax.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of December 28, 2025 and September 30, 2025 according to the fair value hierarchy are as follows.

	December 28, 2025					September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$0.8	$—	$0.8	$0.8	$—	$0.8	$—	$0.8	$0.8
Derivative Liabilities	—	10.0	—	10.0	10.0	—	9.6	—	9.6	9.6
Debt	—	538.6	—	538.6	566.2	—	532.7	—	532.7	567.9
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
NOTE 9 – SHAREHOLDERS' EQUITY
The following summarizes the activity of common stock repurchases for the three month periods ended December 28, 2025 and December 29, 2024.

	December 28, 2025			December 29, 2024
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.6	$55.11	$35.5	0.8	$90.95	$72.9
In June 2025, the Company entered into a rule 10b5-1 repurchase plan for $50.0 million to facilitate daily market share repurchases through February 13, 2026, until the cap is reached or until the plan is terminated, which was subsequently amended in September 2025 to increase the cap to $100 million. Repurchases through the rule 10b5-1 repurchase plans are included in the open market purchases above. As of December 28, 2025, there has been $80.8 million repurchased pursuant to the new 10b5-1 repurchase plan.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the three month period ended December 28, 2025, was as follows.

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2025	$(140.3)	$0.6	$(32.2)	$(171.9)
Other comprehensive income (loss) before reclassification	11.5	(1.9)	—	9.6
Net reclassification for loss to income from continuing operations	—	2.3	0.3	2.6
Other comprehensive income before tax	11.5	0.4	0.3	12.2
Deferred tax effect	—	—	(0.1)	(0.1)
Other comprehensive income, net of tax	11.5	0.4	0.2	12.1
Other comprehensive income attributable to controlling interest	11.5	0.4	0.2	12.1
Balance at December 28, 2025	$(128.8)	$1.0	$(32.0)	$(159.8)
The following presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three month period ended December 28, 2025:

(in millions)	Derivative Instruments	Defined Benefit Pension	Total
Cost of goods sold	$(2.3)	$—	$(2.3)
Other non-operating expense, net	—	(0.3)	(0.3)
The change in the components of AOCI for the three month period ended December 29, 2024, was as follows.

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2024	$(164.1)	$(2.2)	$(37.7)	$(204.0)
Other comprehensive (loss) income before reclassification	(65.1)	15.0	1.8	(48.3)
Net reclassification for loss to income from continuing operations	—	0.7	0.5	1.2
Other comprehensive (loss) income before tax	(65.1)	15.7	2.3	(47.1)
Deferred tax effect	2.3	(4.0)	(0.6)	(2.3)
Other comprehensive (loss) income, net of tax	(62.8)	11.7	1.7	(49.4)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(62.5)	11.7	1.7	(49.1)
Balance at December 29, 2024	$(226.6)	$9.5	$(36.0)	$(253.1)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three month period ended December 29, 2024.

(in millions)	Derivative Instruments	Defined Benefit Pension	Total
Cost of goods sold	$(0.7)	$—	$(0.7)
Other non-operating expense, net	—	(0.5)	(0.5)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 - INCOME TAXES
The effective tax rate for the three month periods ended December 28, 2025 and December 29, 2024, was as follows:

	December 28, 2025	December 29, 2024
Effective tax rate	(43.7)%	32.5%
The estimated annual effective tax rate applied to the three month period ended December 28, 2025, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), net of applicable deductions, and certain nondeductible expenses. The Company is not projecting U.S. taxable income for Fiscal 2026, which does not allow it to take advantage of the foreign-derived intangible income deduction or foreign tax credits on its GILTI income. The Company’s federal effective tax rate on GILTI was therefore 21% During the three month period ended December 28, 2025, the Company effectively settled an uncertain tax position in the U.S. As a result, the Company recognized a non-cash reduction in income tax expense of $17.6 million during the period.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Environmental Liability. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites, which have resulted in the identification of contamination that has been attributed to historical activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable. The following is a summary of the environmental remediation liability as of December 28, 2025 and September 30, 2025:

(in millions)	December 28, 2025	September 30, 2025
Environmental remediation liability	$5.3	$5.4
Reported as:
Other current liabilities	1.9	1.9
Other long-term liabilities	3.4	3.5
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. There have been no recent product issues that management believes would have a material impact on the Company's financial condition or operating results. As of December 28, 2025 and September 30, 2025, the Company recognized $2.1 million and $2.0 million, respectively, in product liability, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 - SEGMENT INFORMATION
The Company is a diversified global branded consumer products company managed through three product-focused reporting segments: (i) GPC, which consists of the Company’s global pet care business; (ii) H&G, which consists of the Company’s home and garden, insect control and cleaning products business; and (iii) HPC, which consists of the Company’s global small kitchen and personal care appliances business. The Company identifies its segments as those operations whose results the Chief Operating Decision Maker ("CODM"), recognized as the Company's Chief Executive Officer, regularly reviews for making operating decisions, allocating capital and resources amongst the operations, and assessing performance as the source of its reportable segments. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for the sales and marketing initiatives and financial results for product lines within the segment.
The CODM of the Company uses Adjusted EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization) as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income from continuing operations. Adjusted EBITDA also excludes certain non-cash adjustments including share based compensation, impairment charges on property, plant and equipment, operating and finance lease assets, and goodwill and other intangible assets; gain or loss from the early extinguishment of debt; and purchase accounting adjustments recognized in income subsequent to an acquisition attributable to the step in value on assets acquired. Additionally, the Company will further recognize adjustments from Adjusted EBITDA for other costs, gains and losses that are considered significant, non-recurring, or otherwise not supporting the continuing operations and revenue generating activity of the segment or Company, including but not limited to, exit and disposal activities or incremental costs associated with strategic transactions, restructuring and optimization initiatives such as the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure the Company and its operations.
Segment net sales consists of revenue generated by contracts with external customers for the sale of products and services. The Company does not have any significant or material intrasegment revenues. See Note 2 - Revenue Recognition and Receivables for further breakdown of revenue by segment.
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 - SEGMENT INFORMATION (continued)
Financial information for the Company's segments, including net sales, significant expenses and reconciliation of Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes for the three month periods ended December 28, 2025, and December 29, 2024 are as follows:

	December 28, 2025				December 29, 2024
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Net sales	$281.6	$73.9	$321.5	$677.0	$260.0	$92.1	$348.1	$700.2
Cost of goods sold	174.5	43.8	217.1	435.4	153.2	56.7	232.6	442.5
Selling, general & administrative	66.9	30.6	89.8	187.3	63.2	31.0	90.9	185.1
Other non-operating expense, net	0.2	—	(0.1)	0.1	0.5	—	3.0	3.5
Addback: depreciation & amortization	9.0	5.0	6.0	20.0	8.4	4.9	5.1	18.4
Segment Adjusted EBITDA	$49.0	$4.5	$20.7	74.2	$51.5	$9.3	$26.7	87.5
Interest expense				6.8				6.2
Depreciation				15.6				14.0
Amortization				10.2				10.5
Corporate costs				12.2				12.3
Interest income				(0.6)				(2.6)
Share-based compensation				4.3				4.7
Non-cash impairment charges				0.5				—
Exit and disposal costs				1.1				0.5
Global ERP transformation[1]				2.4				2.5
Litigation charges[2]				0.9				0.8
Other[3]				0.3				2.2
Income from continuing operations before income taxes				$20.5				$36.4
________________________________________
1    Costs attributable to a multi-year transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis, including project management and professional services for planning, design, and business process review that do not qualify as software configuration and implementation costs recognized as capital expenditures or deferred costs under applicable accounting principles. The Company had recently extended the project to include its HPC segment and anticipates costs to be incurred through further deployments through calendar year 2026.
2    Litigation costs are associated with the Company's cost to facilitate various ongoing litigation matters associated with the Tristar Business acquisition in Fiscal 2023, as previously discussed in our 2025 Annual Report.
3    Other is attributable to other project costs associated with previous strategic separation initiatives, distribution center transitions and key executive severance costs.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 - SEGMENT INFORMATION (continued)
Depreciation and amortization relating to the segments are as follows for the three month periods ended December 28, 2025 and December 29, 2024 :

(in millions)	December 28, 2025	December 29, 2024
GPC	$9.0	$8.4
H&G	5.0	4.9
HPC	6.0	5.1
Total segments	20.0	18.4
Corporate and shared operations	5.8	6.1
Total depreciation and amortization	$25.8	$24.5
Segment assets consist of Inventories, net. The following is a summary of segment assets and a reconciliation of segment assets to total assets of the Company were as follows as of December 28, 2025 and September 30, 2025:

Segment assets (in millions)	December 28, 2025	September 30, 2025
GPC	$147.9	$161.4
H&G	138.4	92.2
HPC	164.5	192.5
Total segment assets	450.8	446.1
Other current assets	750.0	738.1
Non-current assets	2,222.1	2,195.4
Total assets	$3,422.9	$3,379.6
Geographic Financial Information
Net sales by geographic regions (based upon destination) for the three month periods ended December 28, 2025 and December 29, 2024 are as follows:

Net sales to external parties - Geographic Disclosure (in millions)	December 28, 2025	December 29, 2024
United States	$338.9	$360.0
Europe/MEA	247.2	256.8
Latin America	55.2	43.7
Asia-Pacific	24.1	26.0
North America - Other	11.6	13.7
Net sales	$677.0	$700.2
Long-lived asset information, consisting of Property Plant and Equipment, Net, and Operating Lease Assets, for the three month periods ended December 28, 2025 and September 30, 2025 by geographic area are as follows:

Long-lived assets - Geographic Disclosure (in millions)	December 28, 2025	September 30, 2025
United States	$306.4	$270.9
Europe/MEA	46.3	49.2
Latin America	2.1	2.1
North America - Other	4.3	4.7
Asia-Pacific	1.4	1.6
Total long-lived assets	$360.5	$328.5

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 - EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of share-based awards, based upon the treasury stock method, and the Exchangeable Notes, as determined under the net share settlement method. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Shared based awards that would be excluded from the diluted earnings per share calculations as the effect of the inclusion would have been antidilutive were considered immaterial. From the time of the issuance of the Exchangeable Notes, the average market price of the Company’s common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the Exchangeable Notes.
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended December 28, 2025 and December 29, 2024, are as follows:

(in millions, except per share amounts)	December 28, 2025	December 29, 2024
Numerator
Net income from continuing operations attributable to controlling interest	$29.4	$24.3
Loss from discontinued operations attributable to controlling interest, net of tax	(1.0)	(0.8)
Net income attributable to controlling interest	$28.4	$23.5
Denominator
Weighted average shares outstanding – basic	23.4	27.9
Dilutive shares	0.1	0.2
Weighted average shares outstanding – diluted	23.5	28.1
Earnings per share
Basic earnings per share from continuing operations	$1.25	$0.87
Basic earnings per share from discontinued operations	(0.04)	(0.03)
Basic earnings per share	$1.21	$0.84
Diluted earnings per share from continuing operations	$1.25	$0.87
Diluted earnings per share from discontinued operations	(0.04)	(0.03)
Diluted earnings per share	$1.21	$0.84

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (the "Quarterly Report") and our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the SEC on November 18, 2025 (the "2025 Annual Report"). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within "Forward-Looking Statements" included elsewhere in this Quarterly Report, and in Item 1A. Risk Factors and "Forward-Looking Statements" included within our 2025 Annual Report. Unless the context indicates otherwise, the term the "Company," "we," "us," or "our" are used to refer to Spectrum Brands Holdings, Inc. and its subsidiaries collectively.
Non-GAAP Measurements
Our consolidated and segment results contain non-GAAP metrics such as organic net sales, adjusted EBITDA and adjusted EBITDA margin. While we believe organic net sales, adjusted EBITDA and adjusted EBITDA margin are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with those GAAP results.
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
The following is a reconciliation of reported net sales to organic net sales for the three month period ended December 28, 2025 compared to net sales for the three month period ended December 29, 2024:

Three Month Periods Ended (in millions, except %)	December 28, 2025
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales December 29, 2024	Variance
GPC	$281.6	$(6.4)	$275.2	$260.0	$15.2	5.8%
H&G	73.9	—	73.9	92.1	(18.2)	(19.8)%
HPC	321.5	(12.1)	309.4	348.1	(38.7)	(11.1)%
Total	$677.0	$(18.5)	$658.5	$700.2	(41.7)	(6.0)%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and adjusted EBITDA margin are non-GAAP metrics used by management, which we believe are useful to investors to measure the operational strength and performance of our business. These metrics provide investors additional information about our operating profitability excluding certain non-cash items, non-routine items we do not expect to continue at the same level in the future, as well as other items not core to our continuing operations. By providing these measures, together with a reconciliation of the most directly comparable GAAP measure, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. These metrics are also useful to investors in that securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities, and they are regularly used by management and our board of directors for internal purposes in evaluating our business performance, making budgeting decisions, and comparing our performance against other peer companies using similar measures since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants.
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA also excludes certain non-cash adjustments including share based compensation expense; impairment charges on property, plant and equipment, right of use lease assets, and goodwill and other intangible assets, as applicable; gain or loss from the early extinguishment of debt through the repurchase or early redemption of debt, as applicable; and purchase accounting adjustments recognized in income subsequent to an acquisition attributable to the step-up in value on assets acquired. Additionally, the Company will further recognize adjustments from adjusted EBITDA for other costs, gains and losses that are considered significant, non-recurring, or otherwise not supporting the continuing operations and revenue generating activity of the segment or Company, including but not limited to, exit and disposal activities, or incremental costs associated with strategic transactions, restructuring and optimization initiatives such as the acquisition or divestiture of a business, related integration or separation costs, or the development and implementation of strategies to optimize or restructure the Company and its operations. Adjusted EBITDA margin is adjusted EBITDA as a percentage of reported net sales.
The following is a reconciliation of Net Income From Continuing Operations to Adjusted EBITDA and Adjusted EBITDA margin for the three month periods ended December 28, 2025 and December 29, 2024, respectively.

(in millions, except %)	December 28, 2025	December 29, 2024
Net income from continuing operations	$29.4	$24.6
Income tax (benefit) expense	(8.9)	11.8
Interest expense	6.8	6.2
Depreciation	15.6	14.0
Amortization	10.2	10.5
Share based compensation	4.3	4.7
Non-cash impairment charges	0.5	—
Exit and disposal costs	1.1	0.5
Global ERP transformation[1]	2.4	2.5
Litigation costs[2]	0.9	0.8
Other[3]	0.3	2.2
Adjusted EBITDA	$62.6	$77.8
Net sales	$677.0	$700.2
Net income from continuing operations margin	4.3%	3.5%
Adjusted EBITDA margin	9.2%	11.1%
________________________________________
1    Costs attributable to a multi-year transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis, including project management and professional services for planning, design, and business process review that do not qualify as software configuration and implementation costs recognized as capital expenditures or deferred costs under applicable accounting principles. The Company had recently extended the project to include its HPC segment and anticipates costs to be incurred through further deployments through calendar year 2026.
2    Litigation costs are associated with the Company's cost to facilitate various ongoing litigation matters associated with the Tristar Business acquisition in Fiscal 2023, previously disclosed in our 2025 Annual Report. Such costs are anticipated to be incurred until such litigation matters have been resolved.
3    Other is attributable to other project costs associated with previous strategic separation initiatives and distribution center transitions, plus certain non-recurring key executive severance costs in the prior year.

Overview
For additional discussion and overview of the business, please refer to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.
Recent Developments
U.S. Tariffs and Global Macro-Economic Environment
The changes to U.S. trade policy including the introduction of incremental U.S. tariffs on imported goods in the prior year have had a significant impact to our operations, increasing costs for sourced products, materials and components, and thus raising cost of goods sold and pressuring profit margins. The changes to tariffs were introduced midway through our prior fiscal year, impacting our operating results primarily during the second half of the prior fiscal year. Our mitigation strategies included adjusting pricing and actively managing supply chain by engaging suppliers to support cost sharing or expanding supply chain diversification. The changing tariff policies impacted our reporting segments to varying degrees, most significantly with HPC, as most all of its products supporting the U.S. business are imported from southeast Asia. HPC has actively pursued sourcing alternatives and has been moving production to diversify its supply chain and more effectively manage risk. Over 60% of net sales in HPC are driven through international markets and were not directly impacted by U.S. tariffs. Comparatively, our other segments were less affected. GPC has certain aquatic equipment and chews & treats products that were sourced primarily from China, but have a higher degree of sourcing diversity with major suppliers elsewhere, which has allowed it to move production more swiftly to alternative supply. GPC also manufactures aquatics nutrition products at its facility in Germany and imports them into the U.S., but such tariff-related costs have been predominantly mitigated through pricing adjustments and cost management. The H&G segment products are predominantly manufactured and sold within the U.S. with only certain material costs and a small portfolio of products, such as baits, traps and mops, that are internationally sourced and affected by U.S. tariffs, with such costs having been mitigated through pricing adjustments and vendor cost management.
We have continued our focus on operational efficiencies by optimizing production processes, reducing waste, and leveraging technology to enhance productivity, with the aim of offsetting cost increases and protecting margins. With the trade policy and tariff changes realized in the prior fiscal year, we believe our mitigation strategies have been successful in protecting our profitability and minimizing the impact in comparability of our operating performance. Regardless, we continue to closely monitor the trade environment for impacts to our projections and forecasts. We have managed cash flow and secured our balance sheet to support the ongoing business through the evolving changes in U.S. trade policy and potential impacts to the global-macro economic environment. We are focused on supply chain diversification, operational efficiency, and strategic investments for sustaining growth and profitability amid trade uncertainties.
Strategic Transactions, Restructuring and Optimization Initiatives
We periodically evaluate and enter into strategic transactions that may result in the acquisition or divestiture of a business which impacts the comparability of the financial results of the consolidated group and or certain reporting segments. Additionally, we enter into internal restructuring and optimization initiatives to improve efficiencies and utilization to reduce costs, increase revenues and improve margins, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. These changes and updates are inherently difficult and our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors, such as inflation and increased interest rates, which are beyond our control. Moreover, the comparability of financial information may be impacted by incremental amounts attributable to such strategic transactions, restructuring and optimization initiatives. The following is a summary of costs attributable to strategic transactions and business development costs that are considered as potentially having a significant impact on the comparability of the financial results on the consolidated financial statements and segment financial information, for each of the projects during the three month periods ended December 28, 2025 and December 29, 2024, respectively:

	Three month periods ended
(in millions)	December 28, 2025	December 29, 2024
Global ERP transformation[1]	$2.4	$2.5
HHI separation costs[2]	—	0.8
HPC separation initiatives[3]	—	1.3
Other project costs[4]	0.3	0.2
Total	$2.7	$4.8
Reported as:
Selling, general & administrative	$2.7	$4.8
________________________________________
1    Costs attributable to a multi-year transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis, including project management and professional services for planning, design, and business process review that do not qualify as software configuration and implementation costs recognized as capital expenditures or deferred costs under applicable accounting principles. The Company had recently extended the project to include its HPC segment and anticipates costs to be incurred through further deployments through calendar year 2026.
2    Costs attributable to the HHI divestiture consisting of costs to facilitate separation and transition of systems and processes subject to transition service agreements ("TSAs"), which closed effective June 2025 with no further subsequent costs incurred.
3    Costs attributable to efforts to facilitate a strategic separation of the HPC segment either through a spin, merger or sale, consisting of legal and professional fees to facilitate transaction opportunities and diligence efforts. The Company continues to assess strategic opportunities for a proposed HPC separation, as well as considerations within the macroeconomic environment that may affect the timing and ability to execute on such initiative.
4    Other project costs are attributable to distribution center transitions.
Exit and Disposal Activity
We periodically recognize exit and disposal costs primarily consisting of severance and contract termination costs that may be attributable to a reorganization or restructuring of the Company, cost savings initiatives, or in consideration of a recent strategic transaction. Such actions result in the recognition of costs to us that are considered incremental and not reflective of the continuing operating costs of the business and may impact the comparability of the consolidated company and its segments.

Consolidated Results of Operations
The following is a summary of consolidated results of operations for the three month periods ended December 28, 2025 and December 29, 2024, respectively.

(in millions, except %)	December 28, 2025	December 29, 2024	Variance
Net sales	$677.0	$700.2	$(23.2)	(3.3)%
Gross profit	241.6	257.8	(16.2)	(6.3)%
Selling, general & administrative	214.5	213.1	1.4	0.7%
Interest expense	6.8	6.2	0.6	9.7%
Interest income	(0.6)	(2.6)	2.0	(76.9)%
Other non-operating expense, net	0.4	4.7	(4.3)	(91.5)%
Income tax (benefit) expense	(8.9)	11.8	(20.7)	n/m
Net income from continuing operations	29.4	24.6	4.8	19.5%
Loss from discontinued operations, net of tax	(1.0)	(0.8)	(0.2)	25.0%
Net income	28.4	23.8	4.6	19.3%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three month periods ended December 28, 2025 and December 29, 2024, respectively, and the principal components of changes in net sales between the respective periods.

(in millions, except %)	December 28, 2025	December 29, 2024	Variance
GPC	$281.6	$260.0	$21.6	8.3%
H&G	73.9	92.1	(18.2)	(19.8)%
HPC	321.5	348.1	(26.6)	(7.6)%
Net Sales	$677.0	$700.2	(23.2)	(3.3)%

Three Month Period Ended (in millions, except %)	GPC		H&G		HPC		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$11.6	4.5%	$(19.9)	(21.6)%	$(49.4)	(14.2)%	$(57.7)	(8.2)%
Price	3.6	1.4%	1.7	1.8%	10.7	3.1%	16.0	2.3%
Foreign Currency	6.4	2.5%	—	—%	12.1	3.5%	18.5	2.6%
Total	$21.6	8.3%	$(18.2)	(19.8)%	$(26.6)	(7.6)%	$(23.2)	(3.3)%
Organic	$15.2	5.8%	$(18.2)	(19.8)%	$(38.7)	(11.1)%	$(41.7)	(6.0)%
Refer to the Segment Financial Data section below for further discussion on net sales results.
Gross Profit. The following is a summary of the gross profit and gross profit margin for the three month periods ended December 28, 2025 and December 29, 2024, respectively, and the principal factors contributing to the change between the respective periods.

(in millions, except %)	December 28, 2025	December 29, 2024	Variance
Gross profit	$241.6	$257.8	$(16.2)	(6.3)%
Gross profit margin	35.7%	36.8%	(110)	bps

(in millions, except margin)	Gross Profit	Margin
Price	$16.0	140	bps
Mix	(1.6)	(20)	bps
Volume	(21.0)	5	bps
Cost changes	(18.2)	(260)	bps
Foreign exchange rates	8.6	25	bps
Total	$(16.2)	(110)	bps
Gross profit for the three month period decreased due to lower volumes and higher costs, with a margin decrease from higher comparable costs from tariffs and inflation partially mitigated through positive pricing adjustments, with higher trade spend and unfavorable mix, partially offset by favorable foreign currency.

Selling, General & Administrative. The following is a summary of the selling, general & administrative costs for the three month periods ended December 28, 2025 and December 29, 2024, respectively, including amounts as a percentage of net sales for each respective period.

Three Month Periods Ended (in millions, except %)	December 28, 2025	% of Net Sales	December 29, 2024	% of Net Sales	Variance
Sales, marketing & advertising	$78.0	11.5%	$79.4	11.3%	$(1.4)	(1.8)%
Distribution	60.8	9.0%	60.1	8.6%	0.7	1.2%
General & administrative	66.9	9.9%	62.6	8.9%	4.3	6.9%
Research & development	5.0	0.7%	5.7	0.8%	(0.7)	(12.3)%
Strategic transaction, restructuring and optimization	3.8	0.6%	5.3	0.8%	(1.5)	(28.3)%
Total selling, general & administrative	$214.5	31.7%	$213.1	30.4%	1.4	0.7%
Selling, general and administrative expenses increased for the three month periods due to higher general and administrative costs. Sales, marketing and advertising costs were consistent between periods for the three month period and relative to sales volumes between periods. Distribution costs were consistent between periods for the three month periods and relative to sales volumes between periods. General & administrative costs increased for the three month periods due to higher overhead costs following the expiration of transition service agreements associated with the HHI divestiture in the prior year in June 2025. Research & development costs were consistent between periods. Strategic transaction, restructuring and optimization costs, inclusive of exit & disposal costs, decreased for the three month periods due to lower costs towards HPC separation initiatives and the expiration of transition service agreements associated with the HHI divestiture in the prior year.
Interest Expense. Interest expense increased during the three month period due to higher finance leases compared to the prior period.
Interest Income. Interest income decreased during the three month period due to lower cash balances held in term deposits compared to the prior period.
Other Non-Operating Expense, Net. Other non-operating expense is primarily due to changes in foreign currency compared to the prior period.
Income Taxes. Our estimated annual effective tax rate was impacted by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, and certain nondeductible expenses. See Note 11 - Income Tax in the Notes to the Condensed Consolidated Financial Statements for further discussion on the effective tax rate for the three month periods.
Loss From Discontinued Operations. Loss from discontinued operations primarily reflect changes to indemnifications associated with divested businesses.

Segment Financial Data
Global Pet Care

(in millions, except %)	December 28, 2025	December 29, 2024	Variance
Net sales	$281.6	$260.0	$21.6	8.3%
Adjusted EBITDA	49.0	51.5	(2.5)	(4.9)%
Adjusted EBITDA margin	17.4%	19.8%	(240)	bps
Net sales for the three month period increased with an organic net sales increase of $15.2 million, or 5.8%, excluding a favorable foreign currency impact of $6.4 million. Increase in North America sales with the strategic shift of orders by retail customers out of the prior year in preparation of a system implementation, coupled with positive tariff-related pricing actions and strong category performance for Companion Animal products compared to the prior period. EMEA sales were positively impacted by favorable foreign currency as EMEA sales decreased excluding foreign currency impacts, primarily due to lower dog and cat food volumes from the transition and timing for new promotional brand launch, partially offset by further expansion of GoodBoy® in continental Europe and organic net sales growth from aquatics from Tetra® and softer prior year comparison. Adjusted EBITDA and adjusted EBITDA margin for the three month period decreased due to margin pressures from higher tariff costs, and inflation in excess of pricing adjustments and cost improvements, with higher trade spend further impacting margin, despite improved volumes.
Home & Garden

(in millions, except %)	December 28, 2025	December 29, 2024	Variance
Net sales	$73.9	$92.1	$(18.2)	(19.8)%
Adjusted EBITDA	4.5	9.3	(4.8)	(51.6)%
Adjusted EBITDA margin	6.1%	10.1%	(400)	bps
Net sales and organic net sales for the three month period decreased due to the earlier seasonal orders pulled forward by certain retail customers in the prior year plus the strategic pull forward of orders in the prior year period ahead of a system implementation, impacting all pest control product categories, plus improved e-commerce volumes during a historical lower volume period for the segment. Adjusted EBITDA and Adjusted EBITDA margin for the three month period decreased due to the lower volume, offset by productivity improvements and operating efficiencies, with some positive pricing adjustments to mitigate increased input costs from tariffs and inflation.
Home and Personal Care

(in millions, except %)	December 28, 2025	December 29, 2024	Variance
Net sales	$321.5	$348.1	$(26.6)	(7.6)%
Adjusted EBITDA	20.7	26.7	(6.0)	(22.5)%
Adjusted EBITDA margin	6.4%	7.7%	(130)	bps
Net sales for the three month period decreased with an organic net sales decrease of $38.7 million, or 11.1%, excluding a favorable foreign currency impact of $12.1 million. Decrease in EMEA sales were attributable to softness in both Personal Care and Home Appliance product categories due to distribution timing and higher retail inventory following weaker than anticipated holiday sales reducing replenishment orders. North America sales decreased in both product categories were adversely impacted by overall consumer softness in light of increased product cost from tariffs and SKU rationalization actions in response to changes in trade policy to ensure overall profitability. LATAM sales increased with new product launches and improved volumes from successful holiday campaigns. Adjusted EBITDA and Adjusted EBITDA margins for the three month period decreased due to lower volumes, with higher tariff costs mostly mitigated through pricing adjustments and cost improvements, reduced investment spend, and favorable foreign currency.

Liquidity and Capital Resources
The following is a summary of cash flow from continuing operations for the three month periods ended December 28, 2025 and December 29, 2024, respectively.

(in millions)	December 28, 2025	December 29, 2024
Operating activities	$67.7	$(71.9)
Investing activities	(8.1)	(5.9)
Financing activities	(57.6)	(97.3)
Cash Flows from Operating Activities
Cash flows provided by operating activities from continuing operations increased $139.6 million, due to lower investment in working capital with decreased volumes in H&G and HPC, improved collections on receivables, lower cash paid towards income taxes, and reduced spending on restructuring and separation initiatives.
Cash Flows from Investing Activities
Cash flows used in investing activities increased $2.2 million due to increased capital expenditures.
Cash Flows from Financing Activities
Cash flows used in financing activities decreased $39.7 million due to lower cash dividends and treasury share repurchase activity. During the three month periods ended December 28, 2025 and December 29, 2024, the Company made cash dividend payments of $0.47 per share, with total dividend payments decreasing due to fewer outstanding shares following treasury share repurchase activity.
Liquidity Outlook
Our ability to generate cash flows from operating activities, coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our retail customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of December 28, 2025, the Company had total cash and cash equivalents of $126.6 million and borrowing availability of $492.2 million under our credit facility with a total liquidity of $618.8 million.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. As of December 28, 2025, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 3.375% Exchangeable Notes, due June 1, 2029 and the 3.875% Notes, due March 15, 2031.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting estimates as discussed in our 2025 Annual Report.
New Accounting Pronouncements
See Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for information about accounting pronouncements that are newly adopted and recent accounting pronouncements not yet adopted.

Guarantor Statements
Spectrum Brands, Inc. (“SBI”) has issued the 3.375% Exchangeable Notes, due June 1, 2029, under the 2029 Indenture and the 3.875% Notes, due March 15, 2031, under the 2031 Indenture (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Spectrum Brands Holdings, Inc., as parent guarantor, and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries. See Note 6 - Debt within the Notes to the Consolidated Financial Statements within the 2025 Annual Report.
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

	Three Month Period Ended	Year Ended
(in millions)	December 28, 2025	September 30, 2025
Statements of Operations Data
Third party net sales	$354.0	$1,665.4
Intercompany net sales to non-guarantor subsidiaries	12.5	53.1
Net sales	366.5	1,718.5
Gross profit	121.8	613.1
Operating loss	(8.7)	(6.9)
Intercompany dividend income	17.7	224.7
Net income from continuing operations	16.3	197.9
Net income	15.3	198.1
Net income attributable to controlling interest	15.3	198.1
Statements of Financial Position Data
Current assets	$741.7	$781.5
Noncurrent assets	5,091.9	4,963.7
Current liabilities	444.3	732.9
Noncurrent liabilities	903.1	865.9
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of December 28, 2025 and September 30, 2025 are as follows:

(in millions)	December 28, 2025	September 30, 2025
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$91.2	$119.8
Current note receivables from non-guarantor subsidiaries	17.7	20.8
Long-term note receivables from non-guarantor subsidiaries	283.3	—
Current payables to non-guarantor subsidiaries	96.5	81.2
Current debt with non-guarantor subsidiaries	63.5	376.5
Long-term debt with non-guarantor subsidiaries	1.8	1.8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the three month period ended December 28, 2025. For additional information, refer to Note 6 - Debt and Note 7 - Derivatives included in the Notes to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company's 2025 Annual Report.
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
Changes in Internal Control Over Financial Reporting. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during the three month period ended December 28, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Litigation
We are a defendant in various litigation matters generally arising in the ordinary course of business. See risk factors below and Note 12 – Commitments and Contingencies included in Notes to the Condensed Consolidated Financial Statements. Based on information currently available, we do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our 2025 Annual Report. There have been no material changes from the risk factors discussed in our 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three month period ended December 28, 2025.
Issuer Purchases of Equity Securities
The following table summarizes the common stock repurchases for the three month period ended December 28, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan[1]	Approximate Dollar Value of Shares That May Yet Be Purchased
October 1, 2025 to October 26, 2025	242,810	$52.78	242,810	$63,419,168
October 27, 2025 to November 23, 2025	240,068	$54.92	240,068	$50,235,328
November 24, 2025 to December 28, 2025	161,802	$58.88	161,802	$40,708,892
________________________________________
1    On May 20, 2024, the Company announced a $500 million (the "Maximum Amount") common stock repurchase program authorized by its Board of Directors, which is effective from May 20, 2024 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company's Board of Directors.
Item 5.    Other Information
During the three month period ended December 28, 2025, none of our officers or directors adopted, modified (as to amount, price or timing of trades) or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined under Item 408(c) of Regulation S-K).
Item 6.    Exhibits
Please refer to the Exhibit Index.

EXHIBIT INDEX

Exhibit 22.1*	List of Guarantor Subsidiaries
Exhibit 31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2026
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Faisal Qadir
Faisal Qadir

Executive Vice President and Chief Financial Officer (Principal Financial Officer)