Form 10-Q
period 2026-03-29
Spectrum Brands Holdings, Inc.
filed 2026-05-07
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, there were 23,194,298 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, such as, without limitation, statements or expectations regarding our business and M&A strategy, macroeconomic headwinds, U.S. trade policy, our use of share repurchase plans, ERP platform transformation and productivity expectations, evaluating acquisition targets and entering into strategic partnerships, future operations and operating model, financial condition, estimated revenues, projected costs, inventory management, supply chain and supply chain relocation efforts, earnings power, project synergies, prospects, plans and strategic objectives of management, the geopolitical environment, and information concerning expected actions of third parties are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•the negative effect of the Russia-Ukraine war, the Israel-Hamas war and the U.S.-Iran war and their impact on those regions and surrounding regions, including the Middle East and disruptions to international trade, supply chain and shipping routes and pricing, and on our operations and those operations of our customers, suppliers and other stakeholders;
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
•the effects of interest rate fluctuations or general economic conditions, including the impact of, uncertainty around and changes to, tariffs and trade policies, including the tariffs and trade agreements announced by the Trump Administration in 2025, the tariff refunds announced in 2026 and any further changes that may be announced in the future, tariff mitigation efforts (including supply chain relocation efforts), inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or monetary or fiscal policies in the countries where we do business;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of March 29, 2026 and September 30, 2025
(unaudited)

(in millions)	March 29, 2026	September 30, 2025
Assets
Cash and cash equivalents	$125.1	$123.6
Trade receivables, net	560.5	521.7
Other receivables	58.9	50.9
Inventories	487.1	446.1
Prepaid expenses and other current assets	40.3	41.9
Total current assets	1,271.9	1,184.2
Property, plant and equipment, net	242.5	255.0
Operating lease assets	118.6	73.5
Deferred charges and other	61.2	62.5
Goodwill	865.4	866.8
Intangible assets, net	914.3	937.6
Total assets	$3,473.9	$3,379.6
Liabilities and Shareholders' Equity
Current portion of long-term debt	$12.0	$11.7
Accounts payable	348.7	283.7
Accrued wages and salaries	42.8	50.2
Accrued interest	4.9	4.5
Income tax payable	17.2	21.2
Short-term operating lease liabilities	20.9	31.8
Other current liabilities	107.8	120.1
Total current liabilities	554.3	523.2
Long-term debt, net of current portion	575.9	556.2
Long-term operating lease liabilities	116.7	54.5
Deferred income taxes	136.8	136.6
Uncertain tax benefit obligation	171.9	180.3
Other long-term liabilities	17.6	19.1
Total liabilities	1,573.2	1,469.9
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	1,984.9	1,998.1
Accumulated earnings	2,247.2	2,219.3
Accumulated other comprehensive loss, net of tax	(168.1)	(171.9)
Treasury stock	(2,163.8)	(2,136.3)
Total shareholders' equity	1,900.7	1,909.7
Total liabilities and shareholders' equity	$3,473.9	$3,379.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and six month periods ended March 29, 2026 and March 30, 2025
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net sales	$708.9	$675.7	$1,385.9	$1,375.9
Cost of goods sold	438.6	422.3	874.0	864.7
Gross profit	270.3	253.4	511.9	511.2
Selling, general & administrative	226.8	218.2	441.3	431.3
Impairment of intangible assets	—	15.7	—	15.7
Total operating expenses	226.8	233.9	441.3	447.0
Operating income	43.5	19.5	70.6	64.2
Interest expense	7.3	7.5	14.1	13.7
Interest income	(0.5)	(0.4)	(1.1)	(3.0)
Other non-operating (income) expense, net	(0.1)	1.0	0.3	5.7
Income from continuing operations before income taxes	36.8	11.4	57.3	47.8
Income tax expense	14.3	9.6	5.4	21.4
Net income from continuing operations	22.5	1.8	51.9	26.4
Loss from discontinued operations, net of tax	(0.4)	(0.6)	(1.4)	(1.4)
Net income	22.1	1.2	50.5	25.0
Net income from continuing operations attributable to non-controlling interest	—	0.3	—	0.6
Net income attributable to controlling interest	$22.1	$0.9	$50.5	$24.4
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$22.5	$1.5	$51.9	$25.8
Loss from discontinued operations attributable to controlling interest, net of tax	(0.4)	(0.6)	(1.4)	(1.4)
Net income attributable to controlling interest	$22.1	$0.9	$50.5	$24.4
Earnings Per Share
Basic earnings per share from continuing operations	$0.97	$0.06	$2.22	$0.96
Basic earnings per share from discontinued operations	(0.02)	(0.03)	(0.06)	(0.06)
Basic earnings per share	$0.95	$0.03	$2.16	$0.90
Diluted earnings per share from continuing operations	$0.96	$0.06	$2.22	$0.95
Diluted earnings per share from discontinued operations	(0.02)	(0.03)	(0.06)	(0.05)
Diluted earnings per share	$0.94	$0.03	$2.16	$0.90
Dividend per share	$0.47	$0.47	$0.94	$0.94
Weighted Average Shares Outstanding
Basic	23.2	26.1	23.3	27.0
Diluted	23.3	26.2	23.4	27.1
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and six month periods ended March 29, 2026 and March 30, 2025
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income	$22.1	$1.2	$50.5	$25.0
Other comprehensive income
Foreign currency translation (loss) gain
Foreign currency translation (loss) gain	(12.5)	31.1	(1.0)	(34.0)
Deferred tax effect	0.1	(0.4)	0.1	1.9
Foreign currency translation (loss) gain, net	(12.4)	30.7	(0.9)	(32.1)
Unrealized gain on derivative instruments
Unrealized gain (loss) on derivative instruments before reclassification	1.6	(6.8)	(0.3)	8.2
Net reclassification for loss (gain) to income from continuing operations	3.3	(1.2)	5.6	(0.5)
Unrealized gain (loss) on derivative instruments after reclassification	4.9	(8.0)	5.3	7.7
Deferred tax effect	(1.3)	1.9	(1.3)	(2.1)
Net unrealized gain (loss) on derivative instruments	3.6	(6.1)	4.0	5.6
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	0.3	(0.9)	0.3	0.9
Net reclassification for loss to income from continuing operations	0.3	0.5	0.6	1.0
Defined benefit pension gain (loss) after reclassification	0.6	(0.4)	0.9	1.9
Deferred tax effect	(0.1)	0.1	(0.2)	(0.5)
Net defined benefit pension gain (loss)	0.5	(0.3)	0.7	1.4
Comprehensive income (loss)	13.8	25.5	54.3	(0.1)
Comprehensive income (loss) from continuing operations attributable to non-controlling interest	—	0.2	—	(0.1)
Comprehensive income attributable to controlling interest	$13.8	$25.3	$54.3	$—
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended March 29, 2026
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions)	Shares	Amount
Balances at September 30, 2025	23.7	$0.5	$1,998.1	$2,219.3	$(171.9)	$(2,136.3)	$1,909.7
Net income from continuing operations	—	—	—	29.4	—	—	29.4
Loss from discontinued operations, net of tax	—	—	—	(1.0)	—	—	(1.0)
Other comprehensive income, net of tax	—	—	—	—	12.1	—	12.1
Treasury stock repurchases	(0.6)	—	—	—	—	(35.5)	(35.5)
Excise tax on net share repurchases	—	—	—	—	—	(0.2)	(0.2)
Restricted stock issued and related tax withholdings	0.2	—	(22.9)	—	—	14.7	(8.2)
Share based compensation	—	—	4.3	—	—	—	4.3
Dividends declared	—	—	—	(11.3)	—	—	(11.3)
Balances at December 28, 2025	23.3	0.5	1,979.5	2,236.4	(159.8)	(2,157.3)	1,899.3
Net income from continuing operations	—	—	—	22.5	—	—	22.5
Loss from discontinued operations, net of tax	—	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss, net of tax	—	—	—	—	(8.3)	—	(8.3)
Treasury stock repurchases	(0.1)	—	—	—	—	(6.8)	(6.8)
Restricted stock issued and related tax withholdings	—	—	(0.6)	—	—	0.3	(0.3)
Share based compensation	—	—	6.0	—	—	—	6.0
Dividends declared	—	—	—	(11.3)	—	—	(11.3)
Balances at March 29, 2026	23.2	$0.5	$1,984.9	$2,247.2	$(168.1)	$(2,163.8)	$1,900.7
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended March 30, 2025
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2024	28.0	$0.5	$1,988.1	$2,169.0	$(204.0)	$(1,812.7)	$2,140.9	$0.8	$2,141.7
Net income from continuing operations	—	—	—	24.3	—	—	24.3	0.3	24.6
Loss from discontinued operations, net of tax	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Other comprehensive loss, net of tax	—	—	—	—	(49.1)	—	(49.1)	(0.3)	(49.4)
Treasury stock repurchases	(0.8)	—	—	—	—	(72.9)	(72.9)	—	(72.9)
Excise tax on net share repurchases	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Restricted stock issued and related tax withholdings	0.1	—	(10.3)	—	—	5.9	(4.4)	—	(4.4)
Share based compensation	—	—	4.7	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	(13.6)	—	—	(13.6)	—	(13.6)
Dividends declared by subsidiary to NCI	—	—	—	—	—	—	—	(0.7)	(0.7)
Balances as of December 29, 2024	27.3	0.5	1,982.5	2,178.9	(253.1)	(1,880.3)	2,028.5	0.1	2,028.6
Net income from continuing operations	—	—	—	1.5	—	—	1.5	0.3	1.8
Loss from discontinued operations, net of tax	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Other comprehensive income, net of tax	—	—	—	—	24.1	—	24.1	0.2	24.3
Treasury stock repurchases	(2.0)	—	—	—	—	(159.9)	(159.9)	—	(159.9)
Excise tax on net share repurchases	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Share based compensation	—	—	5.2	—	—	—	5.2	—	5.2
Dividends declared	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Balances as of March 30, 2025	25.3	$0.5	$1,987.7	$2,167.3	$(229.0)	$(2,041.8)	$1,884.7	$0.6	$1,885.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the six month periods ended March 29, 2026 and March 30, 2025
(unaudited)

	Six Month Periods Ended
(in millions)	March 29, 2026	March 30, 2025
Cash flows from operating activities
Net income	$50.5	$25.0
Loss from discontinued operations, net of tax	(1.4)	(1.4)
Net income from continuing operations	51.9	26.4
Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities from continuing operations:
Depreciation	29.5	28.0
Amortization	20.5	21.0
Share based compensation	10.3	9.9
Impairment of intangible assets	—	15.7
Impairment of property, plant and equipment and operating lease assets	0.5	—
Amortization of debt issuance costs	1.8	1.7
Deferred tax expense (benefit)	5.9	(5.8)
Net changes in operating assets and liabilities	(42.5)	(145.5)
Net cash provided (used) by operating activities from continuing operations	77.9	(48.6)
Net cash used by operating activities from discontinued operations	(0.3)	(0.7)
Net cash provided (used) by operating activities	77.6	(49.3)
Cash flows from investing activities
Purchases of property, plant and equipment	(17.4)	(15.1)
Other investing activity	—	(0.1)
Net cash used by investing activities	(17.4)	(15.2)
Cash flows from financing activities
Payment of debt and debt premium	(6.2)	(5.1)
Proceeds from issuance of debt	24.0	83.0
Payment of debt issuance costs	—	(0.1)
Dividends paid to shareholders	(21.8)	(25.3)
Dividends paid by subsidiary to non-controlling interest	—	(0.7)
Treasury stock purchases	(42.3)	(232.8)
Excise tax paid on net share repurchases	(3.2)	(9.7)
Share based award tax withholding payments, net of proceeds upon vesting	(8.5)	(4.4)
Other financing activity	—	0.1
Net cash used by financing activities from continuing operations	(58.0)	(195.0)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(12.8)
Net change in cash, cash equivalents and restricted cash	1.4	(272.3)
Cash, cash equivalents, and restricted cash, beginning of period	127.2	370.5
Cash, cash equivalents, and restricted cash, end of period	$128.6	$98.2
Supplemental disclosure of cash flow information
Cash paid for interest associated with continuing operations	$11.4	$11.5
Cash paid for taxes associated with continuing operations	14.4	31.9
Cash paid for taxes associated with discontinued operations	—	2.8
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	0.5	1.5
Non cash financing activities
Non-cash excise tax on net share repurchases	0.2	2.2
Issuance of shares through stock compensation plan	20.7	9.4
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
The Company’s fiscal year ends on September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and six month periods included within this Quarterly Report for the Company are March 29, 2026 and March 30, 2025, respectively.
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – EXIT AND DISPOSAL ACTIVITIES
During the six month period ended March 29, 2026, the Company entered into initiatives at its operating segments for changes in commercial strategies and operations, plus rightsizing of shared operations, resulting in headcount reductions and related termination charges. Total cumulative exit and disposal costs associated with these initiatives were $4.9 million, with no additional significant costs expected to be realized from current initiatives.
The following summarizes restructuring charges for the three and six month periods ended March 29, 2026 and March 30, 2025, included in selling, general & administrative expense on the Condensed Consolidated Statements of Income.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Exit and disposal costs	$3.8	$3.5	$4.9	$4.0
The following is a summary of restructuring charges by segment for the three and six month periods ended March 29, 2026 and March 30, 2025.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
GPC	$0.5	$0.3	$1.5	$0.3
H&G	0.5	—	0.5	—
HPC	2.2	2.1	2.2	2.6
Corporate and shared operations	0.6	1.1	0.7	1.1
Total exit and disposal activities	$3.8	$3.5	$4.9	$4.0
The following is a summary of restructuring charges by cost type for the three and six month periods ended March 29, 2026 and March 30, 2025.

(in millions)	Termination Benefits	Other Costs	Total
Three month period ended March 29, 2026	$3.7	$0.1	$3.8
Three month period ended March 30, 2025	3.4	0.1	3.5
Six month period ended March 29, 2026	4.8	0.1	4.9
Six month period ended March 30, 2025	3.9	0.1	4.0
The following is a roll forward of the accrual for restructuring charges by cost type for the six month period ended March 29, 2026.

(in millions)	Termination Benefits	Other Costs	Total
September 30, 2025	$2.1	$—	$2.1
Provisions	4.2	—	4.2
Cash expenditures	(2.8)	—	(2.8)
Foreign currency and other	(0.1)	—	(0.1)
March 29, 2026	$3.4	$—	$3.4

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 – REVENUE RECOGNITION AND RECEIVABLES
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and six month periods ended March 29, 2026 and March 30, 2025, by segment and geographic region (based upon destination) and revenue type.

	Three Month Period Ended March 29, 2026				Three Month Period Ended March 30, 2025
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Geographic Region
NA	$176.0	$167.7	$80.2	$423.9	$165.4	$150.3	$97.0	$412.7
EMEA	113.6	—	94.3	207.9	95.0	—	99.6	194.6
LATAM	3.5	1.8	51.0	56.3	3.1	2.0	45.1	50.2
APAC	6.2	—	14.6	20.8	5.7	—	12.5	18.2
Total revenue	$299.3	$169.5	$240.1	$708.9	$269.2	$152.3	$254.2	$675.7
Revenue type
Product sales	$296.2	$169.0	$238.8	$704.0	$266.1	$151.7	$252.3	$670.1
Licensing	2.2	0.5	1.3	4.0	2.1	0.6	1.7	4.4
Service and other	0.9	—	—	0.9	1.0	—	0.2	1.2
Total revenue	$299.3	$169.5	$240.1	$708.9	$269.2	$152.3	$254.2	$675.7

	Six Month Period Ended March 29, 2026				Six Month Period Ended March 30, 2025
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Geographic Sales
NA	$344.7	$239.7	$190.0	$774.4	$317.4	$240.8	$228.2	$786.4
EMEA	216.2	—	238.9	455.1	194.0	—	257.4	451.4
LATAM	6.7	3.7	101.1	111.5	5.2	3.6	85.1	93.9
APAC	13.3	—	31.6	44.9	12.6	—	31.6	44.2
Total revenue	$580.9	$243.4	$561.6	$1,385.9	$529.2	$244.4	$602.3	$1,375.9
Revenue type
Product Sales	$575.1	$242.6	$558.7	$1,376.4	$523.2	$243.6	$598.6	$1,365.4
Licensing	4.0	0.8	2.9	7.7	4.2	0.8	3.4	8.4
Service and other	1.8	—	—	1.8	1.8	—	0.3	2.1
Total revenue	$580.9	$243.4	$561.6	$1,385.9	$529.2	$244.4	$602.3	$1,375.9
The Company has identified significant customers consisting of two large retail customers, each regularly exceeding 10% of consolidated net sales. All segments sell products to the significant customers and sales with those retail customers are considered significant to the respective segments. The following table summarizes significant concentration risk associated with net sales for the three and six month periods ended March 29, 2026 and March 30, 2025.

	Three Month Periods Ended		Six Month Periods Ended
(% of Net Sales)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Significant customers, exceeding 10% of net sales	34.7%	34.8%	35.9%	36.4%
Subject to Black & Decker trademark license agreement	10.9%	11.0%	12.2%	11.8%
The following summarizes the concentration risk of the associated receivables from the two significant retail customers. There were no additional concentrations of credit risk exceeding 10% of net trade receivables.

(% of Trade Receivables, Net)	March 29, 2026	September 30, 2025
Significant customers, exceeding 10% of net trade receivables	37.8%	41.6%
The following summarizes the allowance for product returns with direct customers and estimated credit losses on trade receivables as of March 29, 2026 and September 30, 2025. Costs and reserves associated with standard product warranties with consumers are not material to the condensed consolidated financial statements.

(in millions)	Line Item	March 29, 2026	September 30, 2025
Allowance for doubtful accounts	Trade receivables, net	$6.8	$6.3
Liability for product returns	Other current liabilities	9.1	9.8

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 – INVENTORIES
Inventories consist of the following.

(in millions)	March 29, 2026	September 30, 2025
Raw materials	$49.9	$45.7
Work-in-process	5.7	5.2
Finished goods	431.5	395.2
Inventories	$487.1	$446.1
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following.

(in millions)	March 29, 2026	September 30, 2025
Land, buildings and improvements	$92.0	$91.3
Machinery, equipment and other	352.0	359.6
Computer software	147.4	146.3
Finance leases	137.5	138.0
Construction in progress	25.3	21.7
Property, plant and equipment	754.2	756.9
Accumulated depreciation	(511.7)	(501.9)
Property, plant and equipment, net	$242.5	$255.0
Depreciation expense on property, plant and equipment for the three and six month periods ended March 29, 2026 and March 30, 2025 is as follows.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Depreciation expense	$13.9	$14.0	$29.5	$28.0
Deferred implementation costs for hosted cloud computing arrangements are as follows.

(in millions)	March 29, 2026	September 30, 2025
Deferred cloud computing costs, net	$2.0	$3.7
Reported as:
Prepaid expenses and other current assets	1.4	3.3
Deferred charges and other	0.6	0.4
Amortization expense of deferred implementation costs for hosted cloud computing arrangements for the three and six month periods ended March 29, 2026 and March 30, 2025 is as follows.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Amortization expense	$1.1	$1.5	$2.5	$3.0
During the six month period ended March 29, 2026, the Company and its HPC segment modified the operating lease for its North America distribution center operations and entered into a new operating lease for an EMEA distribution center resulting in an additional $56.0 million in non-cash operating lease assets.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following.

(in millions)	GPC	H&G	Total
As of September 30, 2025	$524.2	$342.6	$866.8
Foreign currency impact	(1.4)	—	(1.4)
As of March 29, 2026	$522.8	$342.6	$865.4
The carrying value and accumulated amortization of intangible assets are as follows.

	March 29, 2026			September 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$611.8	$(473.1)	$138.7	$621.3	$(465.9)	$155.4
Technology assets	75.3	(48.6)	26.7	75.3	(46.1)	29.2
Tradenames	44.4	(14.4)	30.0	44.4	(12.9)	31.5
Total amortizable intangible assets	731.5	(536.1)	195.4	741.0	(524.9)	216.1
Indefinite-lived intangible assets – tradenames	718.9	—	718.9	721.5	—	721.5
Total intangible assets	$1,450.4	$(536.1)	$914.3	$1,462.5	$(524.9)	$937.6
Amortization expense on intangible assets for the three and six month periods ended March 29, 2026 and March 30, 2025 is as follows.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Amortization expense	$10.3	$10.5	$20.5	$21.0
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates amortization expense of intangible assets for the next five fiscal years will be as follows.

(in millions)	Amortization
2026 remaining	$20.5
2027	41.1
2028	39.3
2029	36.1
2030	15.6

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 7 – DEBT
Debt with external lenders consists of the following.

	March 29, 2026		September 30, 2025
(in millions)	Amount	Rate	Amount	Rate
Revolver Facility, variable rate, expiring October 19, 2028	$24.0	7.0%	$—	—%
3.375% Exchangeable Notes, due June 1, 2029	350.0	3.4%	350.0	3.4%
5.00% Notes, due October 1, 2029	4.9	5.0%	4.9	5.0%
5.50% Notes, due July 15, 2030	13.2	5.5%	13.2	5.5%
3.875% Notes, due March 15, 2031	128.0	3.9%	128.0	3.9%
Obligations under finance leases	79.6	5.6%	85.3	5.6%
Total debt	599.7		581.4
Debt issuance costs	(11.8)		(13.5)
Less current portion	(12.0)		(11.7)
Long-term debt, net of current portion	$575.9		$556.2
Credit Agreement
As of March 29, 2026, there was $24.0 million outstanding under the Company’s $500 million revolving credit facility (the “Revolver Facility”) under the Second Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among the Company, SB/RH Holdings, LLC, Royal Bank of Canada, as the administrative agent, and the lenders party thereto, with a borrowing availability under the Revolver Facility of $470.8 million, net of outstanding letters of credit of $5.2 million.
3.375% Exchangeable Notes due June 1, 2029 ("Exchangeable Notes")
Subsequent to the issuance of the Exchangeable Notes, the Company increased its quarterly dividend rate to $0.47 per share. As such, the exchange rate for the Exchangeable Notes due June 1, 2029 has been adjusted to 8.2430 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $121.31 per share of the Company's common stock), subject to further adjustment as set forth in the indenture. Concurrently, the strike price with the associated Capped Calls has been updated to approximately $121.31 per share, subject to certain additional adjustments, corresponding to the change in exchange price of the Exchangeable Notes, and the cap price has been updated to approximately $158.64 per share, subject to certain additional adjustments.

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
The following summarizes outstanding notional balances and maturities of derivative instruments as of March 29, 2026 and September 30, 2025.

	March 29, 2026		September 30, 2025
(in millions)	Notional Balance	Maturities thru	Notional Balance	Maturities thru
Foreign exchange contracts - cash flow hedges	$339.0	September 2027	$333.5	March 2027
Foreign exchange contracts - not designated as hedge	101.8	April 2026	447.7	October 2025
The following summarizes the fair value and location of outstanding derivative instruments in the Condensed Consolidated Statements of Financial Position.

(in millions)	Line Item	March 29, 2026	September 30, 2025
Derivative Assets
Foreign exchange contracts – cash flow hedges	Other receivables	$0.6	$0.6
Foreign exchange contracts – cash flow hedges	Deferred charges and other	0.1	0.1
Foreign exchange contracts – not designated as hedge	Other receivables	0.1	0.1
Total Derivative Assets		$0.8	$0.8
Derivative Liabilities
Foreign exchange contracts – cash flow hedges	Accounts payable	$4.4	$8.8
Foreign exchange contracts – cash flow hedges	Other long term liabilities	0.1	0.1
Foreign exchange contracts – not designated as hedge	Accounts payable	—	0.7
Total Derivative Liabilities		$4.5	$9.6
The fair value for derivative instruments excludes collateral or standby letter of credit associated with derivative instruments, of which there were none as of March 29, 2026 and September 30, 2025. The Company is not a party to derivative agreements that require collateral to be posted prior to settlement.
The following summarizes the pre-tax (loss) gain from derivative instruments and location in the Condensed Consolidated Statements of Income for the three and six month periods ended March 29, 2026 and March 30, 2025, respectively.

		Three Month Periods Ended		Six Month Periods Ended
(in millions)	Line Item	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Foreign exchange contracts - cash flow hedges	Net sales	$0.1	$—	$0.1	$—
Foreign exchange contracts - cash flow hedges (effective portion)	Cost of goods sold	(3.4)	1.2	(5.7)	0.5
Foreign exchange contracts - cash flow hedges (ineffective portion)	Cost of goods sold	(1.2)	—	(3.2)	—
Foreign exchange contracts - not designated as hedge	Other non-operating (income) expense, net	(0.3)	8.7	(0.7)	5.4
There was no gain or loss realized from cash flow hedges due to the ineffectiveness or discontinuation of the cash flow hedge because it was not considered probable that the original forecasted transaction would not occur. See Note 11 - Accumulated Other Comprehensive Income for unrealized gains and losses initially recognized as other comprehensive income and the accumulated unrealized gain (loss) associated with cash flow hedges recognized in AOCI. As of March 29, 2026, the net loss estimated to be reclassified from AOCI into earnings associated with cash flow hedges over the next 12 months is $1.6 million, net of tax.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of March 29, 2026 and September 30, 2025 according to the fair value hierarchy are as follows.

	March 29, 2026					September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$0.8	$—	$0.8	$0.8	$—	$0.8	$—	$0.8	$0.8
Derivative Liabilities	—	4.5	—	4.5	4.5	—	9.6	—	9.6	9.6
Debt	—	581.9	—	581.9	587.9	—	532.7	—	532.7	567.9
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
NOTE 10 – SHAREHOLDERS' EQUITY
The following summarizes the activity of common stock repurchases for the three and six month periods ended March 29, 2026 and March 30, 2025.

	March 29, 2026			March 30, 2025
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.1	$62.25	$6.8	2.0	$81.66	$159.9

	March 29, 2026			March 30, 2025
Six Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.7	$56.14	$42.3	2.8	$84.36	$232.8
In June 2025, the Company entered into a 10b5-1 repurchase plan for $50.0 million to facilitate daily market share repurchases through February 13, 2026, until the cap is reached or until the plan is terminated, which was subsequently amended in September 2025 to increase the cap to $100 million. Repurchases through the 10b5-1 repurchase plan are included in the open market purchases above. The 10b5-1 repurchase plan was terminated in February 2026. Under the 10b5-1 repurchase plan, a total of 1.6 million shares were repurchased for an aggregate cost of $87.6 million.
On February 3, 2026, the Board of Directors authorized an additional $300.0 million in repurchases under the current stock repurchase program.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the six month period ended March 29, 2026, was as follows.

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2025	$(140.3)	$0.6	$(32.2)	$(171.9)
Other comprehensive income (loss) before reclassification	11.5	(1.9)	—	9.6
Net reclassification for loss to income from continuing operations	—	2.3	0.3	2.6
Other comprehensive income before tax	11.5	0.4	0.3	12.2
Deferred tax effect	—	—	(0.1)	(0.1)
Other comprehensive income attributable to controlling interest	11.5	0.4	0.2	12.1
Balance at December 28, 2025	(128.8)	1.0	(32.0)	(159.8)
Other comprehensive (loss) income before reclassification	(12.5)	1.6	0.3	(10.6)
Net reclassification for loss to income from continuing operations	—	3.3	0.3	3.6
Other comprehensive (loss) income before tax	(12.5)	4.9	0.6	(7.0)
Deferred tax effect	0.1	(1.3)	(0.1)	(1.3)
Other comprehensive (loss) income attributable to controlling interest	(12.4)	3.6	0.5	(8.3)
Balance at March 29, 2026	$(141.2)	$4.6	$(31.5)	$(168.1)
The following presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three and six month period ended March 29, 2026:

(in millions)	Three Month Period Ended March 29, 2026			Six Month Period Ended March 29, 2026
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Net sales	$0.1	$—	$0.1	$0.1	$—	$0.1
Cost of goods sold	(3.4)	—	(3.4)	(5.7)	—	(5.7)
Other non operating income, net	—	(0.3)	(0.3)	—	(0.6)	(0.6)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
The change in the components of AOCI for the six month period ended March 30, 2025, was as follows.

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2024	$(164.1)	$(2.2)	$(37.7)	$(204.0)
Other comprehensive (loss) income before reclassification	(65.1)	15.0	1.8	(48.3)
Net reclassification for loss to income from continuing operations	—	0.7	0.5	1.2
Other comprehensive (loss) income before tax	(65.1)	15.7	2.3	(47.1)
Deferred tax effect	2.3	(4.0)	(0.6)	(2.3)
Other comprehensive (loss) income, net of tax	(62.8)	11.7	1.7	(49.4)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(62.5)	11.7	1.7	(49.1)
Balance at December 29, 2024	(226.6)	9.5	(36.0)	(253.1)
Other comprehensive income (loss) before reclassification	31.1	(6.8)	(0.9)	23.4
Net reclassification for (loss) income to income from continuing operations	—	(1.2)	0.5	(0.7)
Other comprehensive income (loss) before tax	31.1	(8.0)	(0.4)	22.7
Deferred tax effect	(0.4)	1.9	0.1	1.6
Other comprehensive income (loss), net of tax	30.7	(6.1)	(0.3)	24.3
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	0.2	—	—	0.2
Other comprehensive income (loss) attributable to controlling interest	30.5	(6.1)	(0.3)	24.1
Balance at March 30, 2025	$(196.1)	$3.4	$(36.3)	$(229.0)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three and six month period ended March 30, 2025.

(in millions)	Three Month Period Ended March 30, 2025			Six Month Period Ended March 30, 2025
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Cost of goods sold	$1.2	$—	$1.2	$0.5	$—	$0.5
Other non-operating income, net	—	(0.5)	(0.5)	—	(1.0)	(1.0)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 - INCOME TAXES
The effective tax rate for the three and six month periods ended March 29, 2026 and March 30, 2025, was as follows:

	Three Month Periods Ended		Six Month Periods Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Effective tax rate	38.9%	83.9%	9.4%	44.8%
The estimated annual effective tax rate applied to the three and six month period ended March 29, 2026, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), net of applicable deductions, and certain nondeductible expenses. The Company is not projecting U.S. taxable income for Fiscal 2026, which does not allow it to take advantage of the foreign-derived intangible income deduction or foreign tax credits on its GILTI income. The Company’s federal effective tax rate on GILTI was therefore 21% During the six month period ended March 29, 2026, the Company effectively settled an uncertain tax position in the U.S. As a result, the Company recognized a non-cash reduction in income tax expense of $17.6 million during the six month period ended March 29, 2026.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Environmental Liability. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites, which have resulted in the identification of contamination that has been attributed to historical activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable. The following is a summary of the environmental remediation liability as of March 29, 2026 and September 30, 2025:

(in millions)	March 29, 2026	September 30, 2025
Environmental remediation liability	$5.2	$5.4
Reported as:
Other current liabilities	1.8	1.9
Other long-term liabilities	3.4	3.5
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. There have been no recent product issues that management believes would have a material impact on the Company's financial condition or operating results. As of March 29, 2026 and September 30, 2025, the Company recognized $2.9 million and $2.0 million, respectively, in product liability, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.

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
Segment net sales consists of revenue generated by contracts with external customers for the sale of products and services. The Company does not have any significant or material intrasegment revenues. See Note 3 - Revenue Recognition and Receivables for further breakdown of revenue by segment.
The segments are supported through center-led corporate shared service operations which are enabling functions to the segments consisting of finance and accounting, information technology, legal and human resources, supply chain and commercial operations. Costs attributable to such shared service operations are allocated to the segments based upon various metrics which are considered representative to the use and support provided by such enabling functions to each of the segments. From time to time, the Company may revise the measurement of overhead allocations and presentation of significant expenses, as determined by the information regularly reviewed by its CODM.
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 - SEGMENT INFORMATION (continued)
Financial information for the Company's segments, including net sales, significant expenses and reconciliation of Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes for the three and six month periods ended March 29, 2026, and March 30, 2025 are as follows:

Three Month Periods Ended	March 29, 2026				March 30, 2025
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Net sales	$299.3	$169.5	$240.1	$708.9	$269.2	$152.3	$254.2	$675.7
Cost of goods sold	179.0	101.4	158.2	438.6	159.6	92.4	170.3	422.3
Selling, general & administrative	73.0	38.2	77.8	189.0	67.9	38.0	81.5	187.4
Other non-operating expense, net	(0.5)	—	0.3	(0.2)	0.2	—	0.1	0.3
Addback: depreciation & amortization	9.0	4.9	4.3	18.2	8.5	4.8	5.0	18.3
Segment Adjusted EBITDA	$56.8	$34.8	$8.1	99.7	$50.0	$26.7	$7.3	84.0
Interest expense				7.3				7.5
Depreciation				13.9				14.0
Amortization				10.3				10.5
Corporate costs				16.2				13.1
Interest income				(0.5)				(0.4)
Share-based compensation				6.0				5.2
Non-cash impairment charges				—				15.7
Exit and disposal costs				3.8				3.5
Global ERP transformation[1]				2.4				2.3
Litigation charges[2]				0.7				0.8
Other[3]				2.8				0.4
Income from continuing operations before income taxes				$36.8				$11.4

Six Month Periods Ended	March 29, 2026				March 30, 2025
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Net sales	$580.9	$243.4	$561.6	$1,385.9	$529.2	$244.4	$602.3	$1,375.9
Cost of goods sold	353.5	145.2	375.3	874.0	312.7	149.1	402.9	864.7
Selling, general & administrative	139.9	68.8	167.6	376.3	131.2	69.0	172.4	372.6
Other non-operating expense, net	(0.3)	—	0.2	(0.1)	0.7	—	3.1	3.8
Addback: Depreciation & amortization	18.0	9.9	10.3	38.2	16.9	9.7	10.1	36.7
Segment Adjusted EBITDA	$105.8	$39.3	$28.8	173.9	$101.5	$36.0	$34.0	171.5
Interest expense				14.1				13.7
Depreciation				29.5				28.0
Amortization				20.5				21.0
Corporate costs				28.4				25.4
Interest income				(1.1)				(3.0)
Share-based compensation				10.3				9.9
Non-cash impairment charges				0.5				15.7
Exit and disposal costs				4.9				4.0
Global ERP transformation[1]				4.8				4.8
Litigation charges[2]				1.6				1.6
Other[3]				3.1				2.6
Income from continuing operations before income taxes				$57.3				$47.8
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 - SEGMENT INFORMATION (continued)
Depreciation and amortization relating to the segments are as follows for the three and six month periods ended March 29, 2026 and March 30, 2025 :

	Three month periods ended		Six month periods ended
(in millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
GPC	$9.0	$8.5	$18.0	$16.9
H&G	4.9	4.8	9.9	9.7
HPC	4.3	5.0	10.3	10.1
Total segments	18.2	18.3	38.2	36.7
Corporate and shared operations	6.0	6.2	11.8	12.3
Total depreciation and amortization	$24.2	$24.5	$50.0	$49.0
Segment assets consist of Inventories, net. The following is a summary of segment assets and a reconciliation of segment assets to total assets of the Company as of March 29, 2026 and September 30, 2025:

Segment assets (in millions)	March 29, 2026	September 30, 2025
GPC	$155.3	$161.4
H&G	145.4	92.2
HPC	186.4	192.5
Total segment assets	487.1	446.1
Other current assets	784.8	738.1
Non-current assets	2,202.0	2,195.4
Total assets	$3,473.9	$3,379.6
Geographic Financial Information
Net sales by geographic regions (based upon destination) for the three and six month periods ended March 29, 2026 and March 30, 2025 are as follows:

	Three month periods ended		Six month periods ended
Net sales to external parties - Geographic Disclosure (in millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
United States	$413.9	$402.5	$752.8	$762.5
Europe/MEA	207.9	194.6	455.1	451.4
Latin America	56.3	50.2	111.5	93.9
Asia-Pacific	20.8	18.2	44.9	44.2
North America - Other	10.0	10.2	21.6	23.9
Net sales	$708.9	$675.7	$1,385.9	$1,375.9
Long-lived asset information, consisting of Property, Plant and Equipment, Net, and Operating Lease Assets, for the three month periods ended March 29, 2026 and September 30, 2025 by geographic area are as follows:

Long-lived assets - Geographic Disclosure (in millions)	March 29, 2026	September 30, 2025
United States	$301.0	$270.9
Europe/MEA	52.6	49.2
Latin America	2.5	2.1
Asia-Pacific	3.8	4.7
North America - Other	1.2	1.6
Total long-lived assets	$361.1	$328.5

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 15 - EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of share-based awards, based upon the treasury stock method, and the Exchangeable Notes, as determined under the net share settlement method. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Share based awards that would be excluded from the diluted earnings per share calculations as the effect of the inclusion would have been antidilutive were considered immaterial. From the time of the issuance of the Exchangeable Notes, the average market price of the Company’s common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the Exchangeable Notes.
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended March 29, 2026 and March 30, 2025, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share amounts)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Numerator
Net income from continuing operations attributable to controlling interest	$22.5	$1.5	$51.9	$25.8
Loss from discontinued operations attributable to controlling interest, net of tax	(0.4)	(0.6)	(1.4)	(1.4)
Net income attributable to controlling interest	$22.1	$0.9	$50.5	$24.4
Denominator
Weighted average shares outstanding – basic	23.2	26.1	23.3	27.0
Dilutive shares	0.1	0.1	0.1	0.1
Weighted average shares outstanding – diluted	23.3	26.2	23.4	27.1
Earnings per share
Basic earnings per share from continuing operations	$0.97	$0.06	$2.22	$0.96
Basic earnings per share from discontinued operations	(0.02)	(0.03)	(0.06)	(0.06)
Basic earnings per share	$0.95	$0.03	$2.16	$0.90
Diluted earnings per share from continuing operations	$0.96	$0.06	$2.22	$0.95
Diluted earnings per share from discontinued operations	(0.02)	(0.03)	(0.06)	(0.05)
Diluted earnings per share	$0.94	$0.03	$2.16	$0.90
NOTE 16 – SUBSEQUENT EVENT
On May 1, 2026, the Company entered into a definitive agreement, through its indirect subsidiaries, for a strategic investment from funds affiliated with Oaktree Capital Management L.P. (“Oaktree”) in its HPC business for $127 million in cash, before transaction fees. The investment by Oaktree consists of $67 million in the form of convertible preferred equity (“HPC Preferred Equity”) and $60 million in the form of a first lien term loan on the HPC business (“HPC Term Loan”), which is recourse only to the HPC business. Dividends on the HPC Preferred Equity accrue at 8.0% per annum, compounded quarterly, and the HPC Term Loan bears interest at HPC’s option at either SOFR plus 5.50% or the base rate plus 4.50%. Neither party has any obligation to make capital contributions into the HPC business. The HPC Preferred Equity is convertible into common equity of the HPC business. Following the closing, other than serving as collateral to the HPC Term Loan, the HPC business will no longer be part of the collateral package of the Company’s indebtedness. The transaction is expected to close on or about May 11, 2026. Following the closing of the transaction upon receipt of required regulatory approvals, on a pro forma basis Oaktree will hold an approximately 27% equity stake in the HPC business, with the remainder held by a wholly-owned subsidiary of the Company. This investment establishes a strategic partnership designed to support the long-term growth of the HPC business. This transaction represents a further step in Spectrum Brands’ previously announced commitment to separate the HPC business from its other businesses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (the "Quarterly Report") and our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the SEC on November 18, 2025 (the "2025 Annual Report"). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within "Forward-Looking Statements" included elsewhere in this Quarterly Report, and in Item 1A. Risk Factors and "Forward-Looking Statements" included within our 2025 Annual Report. Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" are used to refer to Spectrum Brands Holdings, Inc. and its subsidiaries collectively.
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
The following is a reconciliation of reported net sales to organic net sales for the three and six month period ended March 29, 2026 compared to net sales for the three and six month period ended March 30, 2025:

Three Month Periods Ended (in millions, except %)	March 29, 2026
	Net Sales	Effect of Changes in Foreign Currency	Organic Net Sales	Net Sales March 30, 2025	Variance
GPC	$299.3	$(9.7)	$289.6	$269.2	$20.4	7.6%
H&G	169.5	(0.1)	169.4	152.3	17.1	11.2%
HPC	240.1	(13.1)	227.0	254.2	(27.2)	(10.7)%
Total	$708.9	$(22.9)	$686.0	$675.7	10.3	1.5%

Six Month Periods Ended (in millions, except %)	March 29, 2026
	Net Sales	Effect of Changes in Foreign Currency	Organic Net Sales	Net Sales March 30, 2025	Variance
GPC	$580.9	$(16.1)	$564.8	$529.2	$35.6	6.7%
H&G	243.4	(0.1)	243.3	244.4	(1.1)	(0.5)%
HPC	561.6	(25.2)	536.4	602.3	(65.9)	(10.9)%
Total	$1,385.9	$(41.4)	$1,344.5	$1,375.9	(31.4)	(2.3)%

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
The following is a reconciliation of Net Income From Continuing Operations to Adjusted EBITDA and Adjusted EBITDA margin for the three and six month periods ended March 29, 2026 and March 30, 2025, respectively.

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except %)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income from continuing operations	$22.5	$1.8	$51.9	$26.4
Income tax expense	14.3	9.6	5.4	21.4
Interest expense	7.3	7.5	14.1	13.7
Depreciation	13.9	14.0	29.5	28.0
Amortization	10.3	10.5	20.5	21.0
Share based compensation	6.0	5.2	10.3	9.9
Non-cash impairment charges	—	15.7	0.5	15.7
Exit and disposal costs	3.8	3.5	4.9	4.0
Global ERP transformation[1]	2.4	2.3	4.8	4.8
Litigation costs[2]	0.7	0.8	1.6	1.6
Other[3]	2.8	0.4	3.1	2.6
Adjusted EBITDA	$84.0	$71.3	$146.6	$149.1
Net sales	$708.9	$675.7	$1,385.9	$1,375.9
Net income from continuing operations margin	3.2%	0.3%	3.7%	1.9%
Adjusted EBITDA margin	11.8%	10.6%	10.6%	10.8%
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
3    Other is attributable to other project costs associated with strategic separation initiatives and distribution center transitions, plus certain non-recurring key executive severance costs in the prior year.

Overview
For additional discussion and overview of the business, please refer to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.
Recent Developments
U.S. Tariffs and Global Macro-Economic Environment
The changes to U.S. trade policy including the introduction of incremental U.S. tariffs on imported goods in the prior year have had a significant impact to our operations, increasing costs for sourced products, materials and components, and thus raising cost of goods sold and pressuring profit margins. The changes to tariffs were introduced midway through our prior fiscal year, impacting our operating results primarily during the second half of the prior fiscal year. Our mitigation strategies included adjusting pricing and actively managing supply chain by engaging suppliers to support cost sharing or expanding supply chain diversification. The changing tariff policies impacted our segments to varying degrees, most significantly with HPC, as most all of its products supporting the U.S. business are imported from southeast Asia. HPC has actively pursued sourcing alternatives and has been moving production to diversify its supply chain and more effectively manage risk. Over 60% of net sales in HPC are driven through international markets and were not directly impacted by U.S. tariffs. Comparatively, our other segments were less affected. GPC has certain aquatic equipment and chews & treats products that were sourced primarily from China, but have a higher degree of sourcing diversity with major suppliers elsewhere, which has allowed it to move production more swiftly to alternative supply. GPC also manufactures aquatics nutrition products at its facility in Germany and imports them into the U.S., but such tariff-related costs have been predominantly mitigated through pricing adjustments and cost management. The H&G segment products are predominantly manufactured and sold within the U.S. with only certain material costs and a small portfolio of products, such as baits, traps and mops, that are internationally sourced and affected by U.S. tariffs, with such costs having been mitigated through pricing adjustments and vendor cost management.
We have continued our focus on operational efficiencies by optimizing production processes, reducing waste, and leveraging technology to enhance productivity, with the aim of offsetting cost increases and protecting margins. With the trade policy and tariff changes realized in the prior fiscal year, we believe our mitigation strategies have been successful in protecting our profitability and minimizing the impact in comparability of our operating performance. In February 2026, the U.S. Supreme Court overturned the tariffs imposed in the prior year under the International Emergency Economic Powers Act (" IEEPA"), reducing the impact of U.S. tariffs on imported goods prospectively. The ruling did not address refunds and, as such, there is uncertainty about who may be entitled to refunds. In March 2026, the Court of International Trade ("CIT") directed the U.S. Customs and Border Protection ("CBP") to begin refunding all tariffs imposed under IEEPA and in April 2026, the Trump Administration has developed a refund mechanism and portal but has not waived its right to appeal the CIT order to limit the scope of refunds and may dispute refunds for some claims which may affect our consideration regarding recovery recognition. We have been evaluating our approach towards potential refunds and have not yet taken steps to seek a refund of tariffs we have previously paid. Additionally, we are evaluating other implications attributable to such actions including effects on our customers and the potential risk of price concessions which may give rise to future obligations and affect future operating results. As of March 28, 2026, the consolidated financial statements do not reflect any impacts attributable to such refunds.
We continue to closely monitor the trade environment for impacts on our projections and forecasts. We have managed cash flow and secured our balance sheet to support the ongoing business through the evolving changes in U.S. trade policy and potential impacts on the global-macro economic environment. We are focused on supply chain diversification, operational efficiency, and strategic investments for sustaining growth and profitability amid trade uncertainties.
Strategic Transactions, Restructuring and Optimization Initiatives
We periodically evaluate and enter into strategic transactions that may result in the acquisition or divestiture of a business which impacts the comparability of the financial results of the consolidated group and/or certain reporting segments. Additionally, we enter into internal restructuring and optimization initiatives to improve efficiencies and utilization to reduce costs, increase revenues and improve margins, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. These changes and updates are inherently difficult and our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors, such as inflation and increased interest rates, which are beyond our control. Moreover, the comparability of financial information may be impacted by incremental amounts attributable to such strategic transactions, restructuring and optimization initiatives. The following is a summary of costs attributable to strategic transactions and business development costs that are considered as potentially having a significant impact on the comparability of our financial results as reflected on the consolidated financial statements and segment financial information, for each of the projects during the three and six month periods ended March 29, 2026 and March 30, 2025, respectively:

	Three month periods ended		Six Month Periods Ended
(in millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Global ERP transformation[1]	$2.4	$2.3	$4.8	$4.8
HHI separation costs[2]	—	0.3	—	1.1
HPC separation initiatives[3]	1.9	(0.3)	1.9	1.0
Other project costs[4]	0.9	0.3	1.2	0.5
Total	$5.2	$2.6	$7.9	$7.4
Reported as:
Selling, general & administrative	$5.2	$2.6	$7.9	$7.4
________________________________________
1    Costs attributable to a multi-year transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis, including project management and professional services for planning, design, and business process review that do not qualify as software configuration and implementation costs recognized as capital expenditures or deferred costs under applicable accounting principles. The Company has extended the project to include its HPC segment and anticipates costs to be incurred through further deployments through calendar year 2026.
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

Exit and Disposal Activity
We periodically recognize exit and disposal costs primarily consisting of severance and contract termination costs that may be attributable to a reorganization or restructuring of the Company, cost savings initiatives, or in consideration of a recent strategic transaction. Such actions result in the recognition of costs to us that are considered incremental and not reflective of the continuing operating costs of the business and may impact the comparability of the consolidated company and its segments' results of operations.
Consolidated Results of Operations
The following is a summary of consolidated results of operations for the three and six month periods ended March 29, 2026 and March 30, 2025, respectively.

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 29, 2026	March 30, 2025			March 29, 2026	March 30, 2025
Net sales	$708.9	$675.7	$33.2	4.9%	$1,385.9	$1,375.9	$10.0	0.7%
Gross profit	270.3	253.4	16.9	6.7%	511.9	511.2	0.7	0.1%
Selling, general & administrative	226.8	218.2	8.6	3.9%	441.3	431.3	10.0	2.3%
Impairment of intangible assets	—	15.7	(15.7)	n/m	—	15.7	(15.7)	n/m
Interest expense	7.3	7.5	(0.2)	(2.7)%	14.1	13.7	0.4	2.9%
Interest income	(0.5)	(0.4)	(0.1)	25.0%	(1.1)	(3.0)	1.9	(63.3)%
Other non-operating (income) expense, net	(0.1)	1.0	(1.1)	n/m	0.3	5.7	(5.4)	(94.7)%
Income tax expense	14.3	9.6	4.7	49.0%	5.4	21.4	(16.0)	(74.8)%
Net income from continuing operations	22.5	1.8	20.7	n/m	51.9	26.4	25.5	96.6%
Loss from discontinued operations, net of tax	(0.4)	(0.6)	0.2	(33.3)%	(1.4)	(1.4)	—	n/m
Net income	22.1	1.2	20.9	n/m	50.5	25.0	25.5	102.0%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and six month periods ended March 29, 2026 and March 30, 2025, respectively, and the principal components of changes in net sales between the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 29, 2026	March 30, 2025			March 29, 2026	March 30, 2025
GPC	$299.3	$269.2	$30.1	11.2%	$580.9	$529.2	$51.7	9.8%
H&G	169.5	152.3	17.2	11.3%	243.4	244.4	(1.0)	(0.4)%
HPC	240.1	254.2	(14.1)	(5.5)%	561.6	602.3	(40.7)	(6.8)%
Net Sales	$708.9	$675.7	33.2	4.9%	$1,385.9	$1,375.9	10.0	0.7%

Three Month Period Ended (in millions, except %)	GPC		H&G		HPC		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$14.5	5.4%	$14.8	9.7%	$(33.7)	(13.3)%	$(4.4)	(0.7)%
Price	5.9	2.2%	2.3	1.5%	6.5	2.6%	14.7	2.2%
Foreign Currency	9.7	3.6%	0.1	0.1%	13.1	5.2%	22.9	3.4%
Total	$30.1	11.2%	$17.2	11.3%	$(14.1)	(5.5)%	$33.2	4.9%
Organic	$20.4	7.6%	$17.1	11.2%	$(27.2)	(10.7)%	$10.3	1.5%

Six Month Period Ended (in millions, except %)	GPC		H&G		HPC		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$26.1	4.9%	$(5.1)	(2.1)%	$(83.1)	(13.8)%	$(62.1)	(4.5)%
Price	9.5	1.8%	4.0	1.6%	17.2	2.9%	30.7	2.2%
Foreign Currency	16.1	3.0%	0.1	—%	25.2	4.2%	41.4	3.0%
Total	$51.7	9.8%	$(1.0)	(0.4)%	$(40.7)	(6.8)%	$10.0	0.7%
Organic	$35.6	6.7%	$(1.1)	(0.5)%	$(65.9)	(10.9)%	$(31.4)	(2.3)%
Refer to the Segment Financial Data section below for further discussion on net sales results.

Gross Profit. The following is a summary of the gross profit and gross profit margin for the three and six month periods ended March 29, 2026 and March 30, 2025, respectively, and the principal factors contributing to the change between the respective periods.

	Three Month Periods Ended				Six Month Periods Ended
(in millions, except %)	March 29, 2026	March 30, 2025	Variance		March 29, 2026	March 30, 2025	Variance
Gross profit	$270.3	$253.4	$16.9	6.7%	$511.9	$511.2	$0.7	0.1%
Gross profit margin	38.1%	37.5%	60	bps	36.9%	37.2%	(30)	bps

	Three Month Period Ended			Six Month Period Ended
(in millions, except margin)	Gross Profit	Margin		Gross Profit	Margin
Price	$14.6	130	bps	$30.6	140	bps
Mix	(2.5)	(40)	bps	(4.1)	(30)	bps
Volume	(0.8)	15	bps	(21.8)	5	bps
Cost changes	(6.3)	(90)	bps	(24.5)	(180)	bps
Foreign exchange rates	11.9	45	bps	20.5	35	bps
Total	$16.9	60	bps	$0.7	(30)	bps
Gross profit for the three month period increased with a margin increase due to positive pricing adjustments to address higher comparable costs from tariffs and inflationary costs with higher trade spend, increased volumes and favorable foreign currency. Gross profit for the six month period increased with a margin decrease due to positive pricing adjustments and favorable foreign currency mitigating higher costs from higher comparable costs, with higher trade spend, unfavorable mix and lower overall volume.
Selling, General & Administrative. The following is a summary of the selling, general & administrative costs for the three and six month periods ended March 29, 2026 and March 30, 2025, respectively, including amounts as a percentage of net sales for each respective period.

Three Month Periods Ended (in millions, except %)	March 29, 2026	% of Net Sales	March 30, 2025	% of Net Sales	Variance
Sales, marketing & advertising	$75.8	10.7%	$79.2	11.7%	$(3.4)	(4.3)%
Distribution	64.6	9.1%	61.7	9.1%	2.9	4.7%
General & administrative	71.7	10.1%	65.2	9.6%	6.5	10.0%
Research & development	5.7	0.8%	5.9	0.9%	(0.2)	(3.4)%
Strategic transaction, restructuring and optimization	9.0	1.3%	6.2	0.9%	2.8	45.2%
Total selling, general & administrative	$226.8	32.0%	$218.2	32.3%	8.6	3.9%

Six Month Periods Ended (in millions, except %)	March 29, 2026	% of Net Sales	March 30, 2025	% of Net Sales	Variance
Sales, marketing & advertising	$153.8	11.1%	$158.6	11.5%	$(4.8)	(3.0)%
Distribution	125.4	9.0%	121.8	8.9%	3.6	3.0%
General & administrative	138.6	10.0%	127.8	9.3%	10.8	8.5%
Research & development	10.7	0.8%	11.6	0.8%	(0.9)	(7.8)%
Strategic transaction, restructuring and optimization	12.8	0.9%	11.5	0.8%	1.3	11.3%
Total selling, general & administrative	$441.3	31.8%	$431.3	31.3%	10.0	2.3%
Selling, general and administrative expenses increased for the three and six month periods primarily due to higher general and administrative costs. Sales, marketing and advertising costs decreased between periods and relative to net sales which was primarily attributable to cost management and timing and partially offset by an increase in distribution costs between periods for the three and six month periods. General & administrative costs increased for the three and six month periods due to higher overhead costs following the expiration of transition service agreements associated with the HHI divestiture in June 2025. Research & development costs were consistent between periods. Strategic transaction, restructuring and optimization costs, inclusive of exit & disposal costs, increased for the three and six month periods due to incremental initiatives during the three month period plus additional costs towards HPC separation initiatives and the expiration of transition service agreements associated with the HHI divestiture in the prior year.
Impairment of Intangible Assets. During the three and six month period ended March 30, 2025, the Company recognized an impairment charge on its PowerXL® tradename in response to a triggering event identified during the three month period ended March 30, 2025. There is no such comparable amounts recognized during the three and six month periods ended March 29, 2026.
Interest Expense. Interest expense during the three and six month periods was consistent to the prior period.
Interest Income. Interest income during the three month period was consistent to the prior period, whereas interest income during the six month period decreased due to higher cash balances held in term deposits in the first quarter of the prior period.
Other Non-Operating (Income) Expense, Net. Other non-operating expense is primarily due to changes in foreign currency compared to the prior period.
Income Taxes. Our estimated annual effective tax rate was impacted by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, and certain nondeductible expenses. See Note 12 - Income Taxes in the Notes to the Condensed Consolidated Financial Statements for further discussion on the effective tax rate for the three and six month periods.
Loss From Discontinued Operations. Loss from discontinued operations primarily reflect changes to indemnifications associated with divested businesses.

Segment Financial Data
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 29, 2026	March 30, 2025			March 29, 2026	March 30, 2025
Net sales	$299.3	$269.2	$30.1	11.2%	$580.9	$529.2	$51.7	9.8%
Adjusted EBITDA	56.8	50.0	6.8	13.6%	105.8	101.5	4.3	4.2%
Adjusted EBITDA margin	19.0%	18.6%	40	bps	18.2%	19.2%	(100)	bps
Net sales for the three month period increased with an organic net sales increase of $20.4 million, or 7.6%, excluding a favorable foreign currency impact of $9.7 million. The increase was driven by better-than-anticipated volumes in North America from e-commerce channels, predominantly within the companion animal category and brands, combined with positive pricing adjustments from inflationary costs, with consistent year-over-year sales in the aquatics category from improved pricing offsetting category decline. EMEA volumes were positively impacted by continued market growth for companion animal with further expansion of the GoodBoy® brand across continental Europe and sustained market in the United Kingdom, with further benefit from increased orders in advance of a planned system implementation. Net sales for the six month period increased with an organic net sales increase of $35.6 million or 6.7%, excluding a favorable foreign currency impact of $16.1 million. The increase was attributable to the increase in North America due to the shift of orders out of the prior year in preparation of a system implementation, coupled with positive pricing adjustments and positive e-commerce distribution for Companion Animal products. EMEA sales were positively impacted by favorable foreign currency plus increased volumes due to further expansion of GoodBoy® in continental Europe and orders in advance of planned system implementation. Adjusted EBITDA and adjusted EBITDA margin for the three month period increased due to higher sales volumes, pricing and cost improvement actions partially offset by higher input costs with inflation and higher trade and investment spend impacting margin. Adjusted EBITDA for the six month period increased due to higher sales volumes and favorable mix offset by higher input costs with inflation in excess of pricing adjustments and cost improvements, and higher trade spend resulting in lower adjusted EBITDA margin.
Home & Garden

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 29, 2026	March 30, 2025			March 29, 2026	March 30, 2025
Net sales	$169.5	$152.3	$17.2	11.3%	$243.4	$244.4	$(1.0)	(0.4)%
Adjusted EBITDA	34.8	26.7	8.1	30.3%	39.3	36.0	3.3	9.2%
Adjusted EBITDA margin	20.5%	17.5%	300	bps	16.1%	14.7%	140	bps
Net sales and organic net sales for the three month period increased due to favorable retailer sales and weather conditions driving replenishment volumes and growth in our Controls category, which was further benefited by lower prior year volumes with earlier seasonal inventory build up in the prior year, plus some pricing adjustments to mitigate increased input costs. Net sales and organic net sales for the six month period decreased from prior year volumes due to pull forward of orders out of the prior period ahead of a system implementation and a warmer fall season, offset by favorable retailer sales and weather conditions, combined with favorable pricing adjustments. Adjusted EBITDA and adjusted EBITDA margin for the three month period increased due to the higher volumes, productivity improvements and operational efficiencies offset by increased trade spend and unfavorable mix with pricing adjustments largely mitigating additional cost due to tariff and inflationary costs. Adjusted EBITDA and adjusted EBITDA margin for the six month period increased due to positive pricing adjustments, partially offset by increased trade spend and unfavorable mix.
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	March 29, 2026	March 30, 2025			March 29, 2026	March 30, 2025
Net sales	$240.1	$254.2	$(14.1)	(5.5)%	$561.6	$602.3	$(40.7)	(6.8)%
Adjusted EBITDA	8.1	7.3	0.8	11.0%	28.8	34.0	(5.2)	(15.3)%
Adjusted EBITDA margin	3.4%	2.9%	50	bps	5.1%	5.6%	(50)	bps
Net sales for the three month period decreased with an organic net sales decrease of $27.2 million, or 10.7%, excluding a favorable foreign currency impact of $13.1 million. The decrease was driven by lower net sales in both Personal Care and Home Appliance categories with overall decreased sales in both North America and EMEA. The decrease in EMEA sales was impacted by higher levels of retailer inventory following softness in consumer demand amid increased competition within the market, resulting in lower replenishment orders. North America sales decreased in the Home Appliances category, partially offset by increased sales in the Personal Care category, as consumer demand is adversely impacted by overall consumer softness in light of tariff pricing adjustments, SKU rationalization actions to address change in trade policy to ensure overall profitability, and customer inventory management actions. LATAM sales volume increased with new product launches and distribution. Net sales for the six month period decreased with an organic net sales decrease of $65.9 million, or 10.9%, excluding a favorable foreign currency impact of $25.2 million. The decrease was driven by lower net sales in both product categories in North America and EMEA. The decrease in EMEA sales was attributable to distribution timing and higher retail inventory following weaker than anticipated holiday sales reducing replenishment orders. North America sales decreased in both product categories as it was impacted by overall consumer softness due to increased pricing from tariffs and SKU rationalization actions in response to changes in trade policy to ensure overall profitability. LATAM sales increased with new product launches and improved volumes from successful holiday campaigns. Adjusted EBITDA and adjusted EBITDA margins for the three month period increased due to pricing, reduced investment spend, cost improvement initiatives, and favorable foreign currency partially offset by lower volumes and higher tariff costs. Adjusted EBITDA and adjusted EBITDA margins for the six month period decreased due to lower volumes, with higher costs mostly mitigated through pricing adjustments and cost improvements, reduced investment spend, and favorable foreign currency.

Liquidity and Capital Resources
The following is a summary of cash flow from continuing operations for the six month periods ended March 29, 2026 and March 30, 2025, respectively.

(in millions)	March 29, 2026	March 30, 2025
Operating activities	$77.9	$(48.6)
Investing activities	(17.4)	(15.2)
Financing activities	(58.0)	(195.0)
Cash Flows from Operating Activities
Cash flows provided by operating activities from continuing operations increased $126.5 million, due to higher sales and improved profitability, lower investment in working capital and improved collections on receivables, lower cash paid towards income taxes, and reduced spending on restructuring and separation initiatives.
Cash Flows from Investing Activities
Cash flows used in investing activities increased $2.2 million due to increased capital expenditures.
Cash Flows from Financing Activities
Cash flows used in financing activities decreased $137.0 million due to lower cash dividends and treasury share repurchase activity. During the six month periods ended March 29, 2026 and March 30, 2025, the Company made quarterly cash dividend payments of $0.47 per share, with total dividend payments decreasing due to fewer outstanding shares following treasury share repurchase activity.
Liquidity Outlook
We believe our ability to generate cash flows from operating activities, coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our retail customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of March 29, 2026, the Company had total cash and cash equivalents of $125.1 million and borrowing availability of $470.8 million under our credit facility with a total liquidity of $595.9 million.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. As of March 29, 2026, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 3.375% Exchangeable Notes, due June 1, 2029 and the 3.875% Notes, due March 15, 2031.
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
The Company has repurchased shares of common stock as further detailed in Note 10 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements. We may, from time to time, seek to repurchase additional shares of our common stock, including through 10b5-1 plans, and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.
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

Guarantor Statements
Spectrum Brands, Inc. (“SBI”) has issued the 3.375% Exchangeable Notes, due June 1, 2029, under the 2029 Indenture and the 3.875% Notes, due March 15, 2031, under the 2031 Indenture (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Spectrum Brands Holdings, Inc., as parent guarantor, and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries. See Note 7 - Debt within the Notes to the Consolidated Financial Statements within the 2025 Annual Report.
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

	Six Month Period Ended	Year Ended
(in millions)	March 29, 2026	September 30, 2025
Statements of Operations Data
Third party net sales	$790.0	$1,665.4
Intercompany net sales to non-guarantor subsidiaries	23.8	53.1
Net sales	813.8	1,718.5
Gross profit	287.1	613.1
Operating income (loss)	6.9	(6.9)
Intercompany dividend income	25.8	224.7
Net income from continuing operations	35.0	197.9
Net income	33.6	198.1
Net income attributable to controlling interest	33.6	198.1
Statements of Financial Position Data
Current assets	$810.0	$781.5
Noncurrent assets	5,078.7	4,963.7
Current liabilities	472.2	732.9
Noncurrent liabilities	931.1	865.9
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of March 29, 2026 and September 30, 2025 are as follows:

(in millions)	March 29, 2026	September 30, 2025
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$67.9	$119.8
Current note receivables from non-guarantor subsidiaries	13.7	20.8
Long-term note receivables from non-guarantor subsidiaries	278.0	—
Current payables to non-guarantor subsidiaries	71.9	81.2
Current debt with non-guarantor subsidiaries	70.8	376.5
Long-term debt with non-guarantor subsidiaries	1.7	1.8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the six month period ended March 29, 2026. For additional information, refer to Note 7 - Debt and Note 8 - Derivatives included in the Notes to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Item 7A of the Company's 2025 Annual Report.
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
Changes in Internal Control Over Financial Reporting. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during the three month period ended March 29, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three month period ended March 29, 2026.
Issuer Purchases of Equity Securities
The following table summarizes the common stock repurchases for the three month period ended March 29, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan[1]	Approximate Dollar Value of Shares That May Yet Be Purchased
December 29, 2025 to January 25, 2026	85,611	$61.77	85,611	$35,420,538
January 26, 2026 to February 22, 2026	23,948	63.98	23,948	333,888,425
February 23, 2026 to March 29, 2026	—	—	—	333,888,425
________________________________________
1    On May 20, 2024, the Company announced a $500 million (the "Maximum Amount") common stock repurchase program authorized by its Board of Directors, which is effective from May 20, 2024 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company's Board of Directors. On February 3, 2026, the Board of Directors authorized an additional $300.0 million in repurchases under the current stock repurchase program.
Item 5.    Other Information
During the three month period ended March 29, 2026, none of our officers or directors adopted, modified (as to amount, price or timing of trades) or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined under Item 408(c) of Regulation S-K).
Item 6.    Exhibits
Please refer to the Exhibit Index.

EXHIBIT INDEX

Exhibit 22.1*	List of Guarantor Subsidiaries
Exhibit 31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2026
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Faisal Qadir
Faisal Qadir

Executive Vice President and Chief Financial Officer (Principal Financial Officer)