Form 10-Q
period 2026-06-28
Spectrum Brands Holdings, Inc.
filed 2026-08-07
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 22,995,596 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of June 28, 2026 and September 30, 2025
(unaudited)

(in millions)	June 28, 2026	September 30, 2025
Assets
Cash and cash equivalents	$258.9	$123.6
Trade receivables, net	580.9	521.7
Other receivables	120.7	50.9
Inventories	499.6	446.1
Prepaid expenses and other current assets	39.7	41.9
Total current assets	1,499.8	1,184.2
Property, plant and equipment, net	237.7	255.0
Operating lease assets	113.3	73.5
Deferred charges and other	65.9	62.5
Goodwill	863.9	866.8
Intangible assets, net	797.1	937.6
Total assets	$3,577.7	$3,379.6
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current portion of long-term debt	$12.2	$11.7
Accounts payable	360.3	283.7
Accrued wages and salaries	52.8	50.2
Accrued interest	4.2	4.5
Income tax payable	49.4	21.2
Short-term operating lease liabilities	20.0	31.8
Other current liabilities	122.9	120.1
Total current liabilities	621.8	523.2
Long-term debt, net of current portion	603.6	556.2
Long-term operating lease liabilities	112.4	54.5
Deferred income taxes	159.1	136.6
Uncertain tax benefit obligation	144.1	180.3
Other long-term liabilities	26.2	19.1
Total liabilities	1,667.2	1,469.9
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	61.8	—
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	1,989.8	1,998.1
Accumulated earnings	2,209.2	2,219.3
Accumulated other comprehensive loss, net of tax	(171.1)	(171.9)
Treasury stock	(2,179.7)	(2,136.3)
Total shareholders' equity	1,848.7	1,909.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,577.7	$3,379.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and nine month periods ended June 28, 2026 and June 29, 2025
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$753.3	$699.6	$2,139.2	$2,075.5
Cost of goods sold	382.9	435.5	1,256.9	1,300.2
Gross profit	370.4	264.1	882.3	775.3
Selling, general & administrative	250.5	225.0	691.3	656.3
Impairment of intangible assets	104.0	—	104.0	15.7
Impairment of property, plant and equipment and operating leases	—	7.8	0.5	7.8
Total operating expenses	354.5	232.8	795.8	679.8
Operating income	15.9	31.3	86.5	95.5
Interest expense	8.2	8.4	22.3	22.1
Interest income	(1.2)	(0.6)	(2.3)	(3.6)
Other non-operating expense, net	0.4	1.5	0.7	7.2
Income from continuing operations before income taxes	8.5	22.0	65.8	69.8
Income tax expense	28.8	1.5	34.2	22.9
Net (loss) income from continuing operations	(20.3)	20.5	31.6	46.9
Loss from discontinued operations, net of tax	(1.2)	(0.8)	(2.6)	(2.2)
Net (loss) income	(21.5)	19.7	29.0	44.7
Net (loss) income from continuing operations attributable to noncontrolling interest	—	(0.2)	—	0.4
Net income from continuing operations attributable to redeemable noncontrolling interest	5.3	—	5.3	—
Net (loss) income attributable to controlling interest	$(26.8)	$19.9	$23.7	$44.3
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(25.6)	$20.7	$26.3	$46.5
Loss from discontinued operations attributable to controlling interest, net of tax	(1.2)	(0.8)	(2.6)	(2.2)
Net (loss) income attributable to controlling interest	$(26.8)	$19.9	$23.7	$44.3
Earnings Per Share
Basic earnings per share from continuing operations	$(1.11)	$0.83	$1.13	$1.77
Basic earnings per share from discontinued operations	(0.05)	(0.03)	(0.11)	(0.09)
Basic earnings per share	$(1.16)	$0.80	$1.02	$1.68
Diluted earnings per share from continuing operations	$(1.11)	$0.83	$1.13	$1.76
Diluted earnings per share from discontinued operations	(0.05)	(0.03)	(0.12)	(0.08)
Diluted earnings per share	$(1.16)	$0.80	$1.01	$1.68
Dividend per share	$0.47	$0.47	$1.41	$1.41
Weighted Average Shares Outstanding
Basic	23.1	24.9	23.2	26.3
Diluted	23.1	25.0	23.4	26.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended June 28, 2026 and June 29, 2025
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net (loss) income	$(21.5)	$19.7	$29.0	$44.7
Other comprehensive (loss) income
Foreign currency translation (loss) gain
Foreign currency translation (loss) gain	(5.2)	60.4	(6.2)	26.4
Deferred tax effect	1.1	1.3	1.2	3.2
Foreign currency translation (loss) gain, net	(4.1)	61.7	(5.0)	29.6
Unrealized gain on derivative instruments
Unrealized loss on derivative instruments before reclassification	(1.4)	(15.4)	(1.7)	(7.2)
Net reclassification for loss to income from continuing operations	2.3	2.9	7.9	2.4
Unrealized gain (loss) on derivative instruments after reclassification	0.9	(12.5)	6.2	(4.8)
Deferred tax effect	(0.2)	3.4	(1.5)	1.3
Net unrealized gain (loss) on derivative instruments	0.7	(9.1)	4.7	(3.5)
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	0.3	(1.8)	0.6	(0.9)
Net reclassification for loss to income from continuing operations	0.2	0.5	0.8	1.5
Defined benefit pension gain (loss) after reclassification	0.5	(1.3)	1.4	0.6
Deferred tax effect	(0.1)	0.3	(0.3)	(0.2)
Net defined benefit pension gain (loss)	0.4	(1.0)	1.1	0.4
Comprehensive (loss) income	(24.5)	71.3	29.8	71.2
Comprehensive income from continuing operations attributable to noncontrolling interest	—	0.3	—	0.2
Comprehensive (loss) income attributable to controlling interest	$(24.5)	$71.0	$29.8	$71.0
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Shareholders' Equity
For the nine month period ended June 28, 2026
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions)	Shares	Amount
Balances at September 30, 2025	23.7	$0.5	$1,998.1	$2,219.3	$(171.9)	$(2,136.3)	$1,909.7
Net income from continuing operations	—	—	—	29.4	—	—	29.4
Loss from discontinued operations, net of tax	—	—	—	(1.0)	—	—	(1.0)
Other comprehensive income, net of tax	—	—	—	—	12.1	—	12.1
Treasury stock repurchases	(0.6)	—	—	—	—	(35.5)	(35.5)
Excise tax on net share repurchases	—	—	—	—	—	(0.2)	(0.2)
Restricted stock issued and related tax withholdings	0.2	—	(22.9)	—	—	14.7	(8.2)
Share based compensation	—	—	4.3	—	—	—	4.3
Dividends declared	—	—	—	(11.3)	—	—	(11.3)
Balances at December 28, 2025	23.3	0.5	1,979.5	2,236.4	(159.8)	(2,157.3)	1,899.3
Net income from continuing operations	—	—	—	22.5	—	—	22.5
Loss from discontinued operations, net of tax	—	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss, net of tax	—	—	—	—	(8.3)	—	(8.3)
Treasury stock repurchases	(0.1)	—	—	—	—	(6.8)	(6.8)
Restricted stock issued and related tax withholdings	—	—	(0.6)	—	—	0.3	(0.3)
Share based compensation	—	—	6.0	—	—	—	6.0
Dividends declared	—	—	—	(11.3)	—	—	(11.3)
Balances at March 29, 2026	23.2	0.5	1,984.9	2,247.2	(168.1)	(2,163.8)	1,900.7
Net loss from continuing operations	—	—	—	(25.6)	—	—	(25.6)
Loss from discontinued operations, net of tax	—	—	—	(1.2)	—	—	(1.2)
Other comprehensive income, net of tax	—	—	—	—	(3.0)	—	(3.0)
Treasury stock repurchases	(0.2)	—	—	—	—	(15.9)	(15.9)
Excise tax on net share repurchases	—	—	—	—	—	(0.2)	(0.2)
Restricted stock issued and related tax withholdings	—	—	(0.2)	—	—	0.2	—
LTIP award conversion to HPC equity units (see Note 12)	—	—	(0.5)	—	—	—	(0.5)
Share based compensation	—	—	5.6	—	—	—	5.6
Dividends declared	—	—	—	(11.2)	—	—	(11.2)
Balances at June 28, 2026	23.0	$0.5	$1,989.8	$2,209.2	$(171.1)	$(2,179.7)	$1,848.7
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Shareholders' Equity
For the nine month period ended June 29, 2025
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2024	28.0	$0.5	$1,988.1	$2,169.0	$(204.0)	$(1,812.7)	$2,140.9	$0.8	$2,141.7
Net income from continuing operations	—	—	—	24.3	—	—	24.3	0.3	24.6
Loss from discontinued operations, net of tax	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Other comprehensive loss, net of tax	—	—	—	—	(49.1)	—	(49.1)	(0.3)	(49.4)
Treasury stock repurchases	(0.8)	—	—	—	—	(72.9)	(72.9)	—	(72.9)
Excise tax on net share repurchases	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Restricted stock issued and related tax withholdings	0.1	—	(10.3)	—	—	5.9	(4.4)	—	(4.4)
Share based compensation	—	—	4.7	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	(13.6)	—	—	(13.6)	—	(13.6)
Dividends declared by subsidiary to NCI	—	—	—	—	—	—	—	(0.7)	(0.7)
Balances as of December 29, 2024	27.3	0.5	1,982.5	2,178.9	(253.1)	(1,880.3)	2,028.5	0.1	2,028.6
Net income from continuing operations	—	—	—	1.5	—	—	1.5	0.3	1.8
Loss from discontinued operations, net of tax	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Other comprehensive income, net of tax	—	—	—	—	24.1	—	24.1	0.2	24.3
Treasury stock repurchases	(2.0)	—	—	—	—	(159.9)	(159.9)	—	(159.9)
Excise tax on net share repurchases	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Share based compensation	—	—	5.2	—	—	—	5.2	—	5.2
Dividends declared	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Balances as of March 30, 2025	25.3	0.5	1,987.7	2,167.3	(229.0)	(2,041.8)	1,884.7	0.6	1,885.3
Net income (loss) from continuing operations	—	—	—	20.7	—	—	20.7	(0.2)	20.5
Loss from discontinued operations, net of tax	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Other comprehensive income, net of tax	—	—	—	—	51.3	—	51.3	0.3	51.6
Treasury stock repurchases	(0.9)	—	—	—	—	(54.4)	(54.4)	—	(54.4)
Excise tax on net share repurchases	—	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Restricted stock issued and related tax withholdings	—	—	(0.2)	—	—	0.1	(0.1)	—	(0.1)
Share based compensation	—	—	4.8	—	—	—	4.8	—	4.8
Dividends declared	—	—	—	(11.9)	—	—	(11.9)	—	(11.9)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(0.7)	(0.7)
Balances at June 29, 2025	24.4	$0.5	$1,992.3	$2,175.3	$(177.7)	$(2,096.6)	$1,893.8	$—	$1,893.8
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended June 28, 2026 and June 29, 2025
(unaudited)

	Nine Month Periods Ended
(in millions)	June 28, 2026	June 29, 2025
Cash flows from operating activities
Net income	$29.0	$44.7
Loss from discontinued operations, net of tax	(2.6)	(2.2)
Net income from continuing operations	31.6	46.9
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	44.0	42.6
Amortization	30.8	31.5
Share based compensation	16.3	14.7
Impairment of intangible assets	104.0	15.7
Impairment of property, plant and equipment and operating lease assets	0.5	7.8
Amortization of debt issuance costs and discount	3.0	2.6
Non-cash tariff refund accrual	(57.9)	—
Deferred tax expense (benefit)	24.7	(17.4)
Net changes in operating assets and liabilities	(35.8)	(111.3)
Net cash provided by operating activities from continuing operations	161.2	33.1
Net cash used by operating activities from discontinued operations	(0.3)	(0.6)
Net cash provided by operating activities	160.9	32.5
Cash flows from investing activities
Purchases of property, plant and equipment	(27.2)	(25.1)
Other investing activity	—	(0.1)
Net cash used by investing activities	(27.2)	(25.2)
Cash flows from financing activities
Payment of debt and debt premium	(9.2)	(8.2)
Proceeds from issuance of debt	57.6	103.0
Payment of debt issuance costs	(2.3)	(0.2)
Proceeds from issuance of preferred shares in subsidiary to noncontrolling interest	61.2	—
Payment of preferred share transaction costs	(2.6)	—
Dividends paid to shareholders	(32.6)	(36.9)
Dividends paid by subsidiary to noncontrolling interest	—	(1.4)
Treasury stock purchases	(58.2)	(287.2)
Excise tax paid on net share repurchases	(3.2)	(9.7)
Share based award tax withholding payments, net of proceeds upon vesting	(8.5)	(4.5)
Other financing activity	—	0.1
Net cash provided (used) by financing activities	2.2	(245.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	(7.3)
Net change in cash, cash equivalents and restricted cash	135.2	(245.0)
Cash, cash equivalents, and restricted cash, beginning of period	127.2	370.5
Cash, cash equivalents, and restricted cash, end of period	$262.4	$125.5
Supplemental disclosure of cash flow information
Cash paid for interest associated with continuing operations	$19.0	$20.3
Cash paid for taxes associated with continuing operations	13.1	45.9
Cash paid for taxes associated with discontinued operations	—	2.8
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	1.0	8.1
Non cash financing activities
Non-cash excise tax on net share repurchases	0.4	2.8
Issuance of shares through stock compensation plan	21.0	9.7
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
The Company’s fiscal year ends on September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and nine month periods included within this Quarterly Report for the Company are June 28, 2026 and June 29, 2025, respectively.
Redeemable Noncontrolling Interest
On May 1, 2026, the Company entered into a definitive agreement, through its indirect subsidiaries, for a strategic investment from funds affiliated with Oaktree Capital Management LP ("Oaktree") in its HPC business for $127.0 million in cash proceeds, before transaction costs and other fees, which effectively closed on May 11, 2026 (the "HPC Transaction"). The HPC Transaction consists of $67.0 million in proceeds from the issuance of convertible preferred equity ("HPC Preferred Equity") and $60.0 million in proceeds, less a $2.4 million original issuance discount, in the form of a first lien term loan on the HPC business ("HPC Term Loan"). Of the $67.0 million of HPC Preferred Equity, approximately $5.8 million was deferred until the completion of certain international regulatory approvals ("Deferred Purchase"), resulting in $61.2 million of HPC Preferred Equity having been issued as of the transaction close on May 11, 2026. Subsequently, all regulatory approvals were achieved and the Company closed on the Deferred Purchase on July 8, 2026. As of June 28, 2026, Oaktree held a 24.9% equity ownership in the HPC business which has subsequently increased to approximately 27.3% upon consummation of the Deferred Purchase. The noncontrolling equity holder holds a minority of board seats. The Company continues to consolidate the HPC business and report it as a reportable segment. The HPC Preferred Equity is recognized as Redeemable Noncontrolling Interest on the Condensed Consolidated Statement of Financial Position and is classified as mezzanine equity due to contingent redemption being outside the control of the Company. See Note 8 - Redeemable Noncontrolling Interest for further discussion. See Note 7 - Debt for further discussion on the HPC Term Loan.
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – EXIT AND DISPOSAL ACTIVITIES
During the nine month period ended June 28, 2026, the Company entered into initiatives at its operating segments for changes in commercial strategies and operations, plus rightsizing of shared operations, resulting in headcount reductions and related termination charges. Total cumulative exit and disposal costs associated with these initiatives were $5.3 million, with no additional significant costs expected to be realized from current initiatives.
The following summarizes exit and disposal charges for the three and nine month periods ended June 28, 2026 and June 29, 2025, included in Selling, General & Administrative Expense on the Condensed Consolidated Statements of Income.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Exit and disposal costs	$0.4	$4.2	$5.3	$8.2
The following is a summary of exit and disposal charges by segment for the three and nine month periods ended June 28, 2026 and June 29, 2025.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
GPC	$0.1	$0.5	$1.6	$0.8
H&G	0.1	—	0.6	—
HPC	0.2	2.7	2.4	5.3
Corporate and shared operations	—	1.0	0.7	2.1
Total exit and disposal activities	$0.4	$4.2	$5.3	$8.2
The following is a summary of exit and disposal charges by cost type for the three and nine month periods ended June 28, 2026 and June 29, 2025.

(in millions)	Termination Benefits	Other Costs	Total
Three month period ended June 28, 2026	$0.3	$0.1	$0.4
Three month period ended June 29, 2025	3.6	0.6	4.2
Nine month period ended June 28, 2026	5.1	0.2	5.3
Nine month period ended June 29, 2025	7.5	0.7	8.2
The following is a roll forward of the accrual for exit and disposal charges by cost type for the nine month period ended June 28, 2026.

(in millions)	Termination Benefits	Other Costs	Total
September 30, 2025	$2.1	$—	$2.1
Provisions	4.6	—	4.6
Cash expenditures	(3.8)	—	(3.8)
Foreign currency and other	(0.1)	—	(0.1)
June 28, 2026	$2.8	$—	$2.8

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 – REVENUE RECOGNITION AND RECEIVABLES
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and nine month periods ended June 28, 2026 and June 29, 2025, by segment and geographic region (based upon destination) and revenue type.

	Three Month Period Ended June 28, 2026				Three Month Period Ended June 29, 2025
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Geographic Region
NA	$159.3	$222.5	$86.3	$468.1	$149.1	$187.5	$92.0	$428.6
EMEA	92.6	—	108.5	201.1	95.6	—	101.3	196.9
LATAM	4.2	2.7	53.6	60.5	3.2	1.7	46.5	51.4
APAC	7.6	—	16.0	23.6	7.3	—	15.4	22.7
Total revenue	$263.7	$225.2	$264.4	$753.3	$255.2	$189.2	$255.2	$699.6
Revenue type
Product sales	$260.3	$224.8	$262.5	$747.6	$251.8	$188.4	$253.7	$693.9
Licensing	2.4	0.4	1.9	4.7	2.4	0.8	1.5	4.7
Service and other	1.0	—	—	1.0	1.0	—	—	1.0
Total revenue	$263.7	$225.2	$264.4	$753.3	$255.2	$189.2	$255.2	$699.6

	Nine Month Period Ended June 28, 2026				Nine Month Period Ended June 29, 2025
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Geographic Sales
NA	$504.0	$462.2	$276.3	$1,242.5	$466.5	$428.3	$320.2	$1,215.0
EMEA	308.8	—	347.4	656.2	289.6	—	358.7	648.3
LATAM	10.9	6.4	154.7	172.0	8.4	5.3	131.6	145.3
APAC	20.9	—	47.6	68.5	19.9	—	47.0	66.9
Total revenue	$844.6	$468.6	$826.0	$2,139.2	$784.4	$433.6	$857.5	$2,075.5
Revenue type
Product Sales	$835.4	$467.4	$821.2	$2,124.0	$775.0	$432.0	$852.3	$2,059.3
Licensing	6.4	1.2	4.8	12.4	6.6	1.6	4.9	13.1
Service and other	2.8	—	—	2.8	2.8	—	0.3	3.1
Total revenue	$844.6	$468.6	$826.0	$2,139.2	$784.4	$433.6	$857.5	$2,075.5
The Company has identified significant customers consisting of two large retail customers, each regularly exceeding 10% of consolidated net sales. All segments sell products to the significant customers and sales with those retail customers are considered significant to the respective segments. The following table summarizes significant concentration risk associated with net sales for the three and nine month periods ended June 28, 2026 and June 29, 2025.

	Three Month Periods Ended		Nine Month Periods Ended
(% of Net Sales)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Significant customers, exceeding 10% of net sales	35.0%	36.8%	35.6%	36.5%
Subject to Black & Decker trademark license agreement	10.9%	11.6%	11.8%	11.7%
The following summarizes the concentration risk of the associated receivables from the two significant retail customers. There were no additional concentrations of credit risk exceeding 10% of net trade receivables.

(% of Trade Receivables, Net)	June 28, 2026	September 30, 2025
Significant customers, exceeding 10% of net trade receivables	38.0%	41.6%
The following summarizes the allowance for product returns with direct customers and estimated credit losses on trade receivables as of June 28, 2026 and September 30, 2025. Costs and reserves associated with standard product warranties with consumers are not material to the condensed consolidated financial statements.

(in millions)	Line Item	June 28, 2026	September 30, 2025
Allowance for doubtful accounts	Trade receivables, net	$6.2	$6.3
Liability for product returns	Other current liabilities	8.7	9.8

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 – INVENTORIES
Inventories consist of the following.

(in millions)	June 28, 2026	September 30, 2025
Raw materials	$49.9	$45.7
Work-in-process	5.1	5.2
Finished goods	444.6	395.2
Inventories	$499.6	$446.1
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following.

(in millions)	June 28, 2026	September 30, 2025
Land, buildings and improvements	$92.4	$91.3
Machinery, equipment and other	352.8	359.6
Computer software	154.1	146.3
Finance leases	137.6	138.0
Construction in progress	22.0	21.7
Property, plant and equipment	758.9	756.9
Accumulated depreciation	(521.2)	(501.9)
Property, plant and equipment, net	$237.7	$255.0
Depreciation expense on property, plant and equipment for the three and nine month periods ended June 28, 2026 and June 29, 2025 is as follows.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Depreciation expense	$14.5	$14.6	$44.0	$42.6
Deferred implementation costs for hosted cloud computing arrangements are as follows.

(in millions)	June 28, 2026	September 30, 2025
Deferred cloud computing costs, net	$2.6	$3.7
Reported as:
Prepaid expenses and other current assets	0.7	3.3
Deferred charges and other	1.9	0.4
Amortization of deferred implementation costs for hosted cloud computing arrangements for the three and nine month periods ended June 28, 2026 and June 29, 2025 is as follows.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Amortization of cloud computing costs	$0.8	$2.2	$3.3	$5.2
During the nine month period ended June 28, 2026, the Company and its HPC segment modified the operating lease for its North America distribution center operations and entered into a new operating lease for an EMEA distribution center resulting in an additional $56.0 million in non-cash operating lease assets.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following.

(in millions)	GPC	H&G	Total
As of September 30, 2025	$524.2	$342.6	$866.8
Foreign currency impact	(2.9)	—	(2.9)
As of June 28, 2026	$521.3	$342.6	$863.9
The carrying value and accumulated amortization of intangible assets are as follows.

	June 28, 2026			September 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$610.6	$(480.4)	$130.2	$621.3	$(465.9)	$155.4
Technology assets	75.3	(49.8)	25.5	75.3	(46.1)	29.2
Tradenames	44.4	(15.2)	29.2	44.4	(12.9)	31.5
Total amortizable intangible assets	730.3	(545.4)	184.9	741.0	(524.9)	216.1
Indefinite-lived intangible assets – tradenames	612.2	—	612.2	721.5	—	721.5
Total intangible assets	$1,342.5	$(545.4)	$797.1	$1,462.5	$(524.9)	$937.6
During the three month period ended June 28, 2026, the Company and its HPC segment realized a triggering event in relation to the implied enterprise value of the HPC business associated with the noncontrolling interest recognized as part of the HPC Transaction, impacting market related inputs and assumptions used in assessing the value for indefinite lived intangible assets held by the HPC business unit. As a result, we recognized an impairment charge of $104.0 million for the three and nine month periods ended June 28, 2026 on related indefinite lived intangible assets.
Amortization expense on intangible assets for the three and nine month periods ended June 28, 2026 and June 29, 2025 is as follows.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Amortization expense	$10.3	$10.5	$30.8	$31.5
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates amortization expense of intangible assets for the next five fiscal years will be as follows.

(in millions)	Amortization
2026 remaining	$10.2
2027	41.0
2028	39.2
2029	36.0
2030	15.6

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 7 – DEBT
Debt with external lenders consists of the following.

	June 28, 2026		September 30, 2025
(in millions)	Amount	Rate	Amount	Rate
3.375% Exchangeable Notes, due June 1, 2029	$350.0	3.4%	$350.0	3.4%
5.00% Notes, due October 1, 2029	4.9	5.0%	4.9	5.0%
5.50% Notes, due July 15, 2030	13.2	5.5%	13.2	5.5%
3.875% Notes, due March 15, 2031	128.0	3.9%	128.0	3.9%
HPC Term Loan	60.0	9.1%	—	—%
Obligations under finance leases	76.9	5.6%	85.3	5.6%
Total debt	633.0		581.4
Unamortized discount on debt	(2.3)		—
Debt issuance costs	(14.9)		(13.5)
Less current portion	(12.2)		(11.7)
Long-term debt, net of current portion	$603.6		$556.2
Credit Agreement
As of June 28, 2026, there are no borrowings outstanding under the Company’s $500 million revolving credit facility (the “Revolver Facility”) under the Second Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among the Company, SB/RH Holdings, LLC, Royal Bank of Canada, as the administrative agent, and the lenders party thereto, with a borrowing availability under the Revolver Facility of $494.8 million, net of outstanding letters of credit of $5.2 million.
3.375% Exchangeable Notes due June 1, 2029 ("Exchangeable Notes")
Subsequent to the issuance of the Exchangeable Notes, the Company increased its quarterly dividend rate to $0.47 per share. As such, the exchange rate for the Exchangeable Notes due June 1, 2029 has been adjusted to 8.2485 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $121.23 per share of the Company's common stock), subject to further adjustment as set forth in the indenture. Concurrently, the strike price with the associated Capped Calls has been updated to approximately $121.23 per share, subject to certain additional adjustments, corresponding to the change in exchange price of the Exchangeable Notes, and the cap price has been updated to approximately $158.54 per share, subject to certain additional adjustments.
HPC Term Loan
As part of the HPC Transaction, on May 11, 2026, the Company, through its indirect subsidiaries consisting of the HPC business, entered into the Amended and Restated Credit Agreement ("HPC Credit Agreement") with Oaktree which provides for a new term loan facility with aggregate principal amount of $60.0 million and a maturity date of May 11, 2029, including a one-year extension option exercisable by the Company, subject to lender approval. The HPC Term Loan is subject to a rate per annum equal to SOFR (as defined in the HPC Credit Agreement), plus a margin of 5.50% or the base rate plus a margin of 4.50%. Upon entering into the HPC Term Loan, the net assets of the HPC business were segregated and serve as collateral for the HPC Term Loan, and have been excluded from the collateral package for the remainder of the Company's debt. The proceeds were used to pay fees and expenses in connection with the transaction and for general corporate purposes. The HPC Term Loan was issued net of a $2.4 million original issue discount and the Company incurred $4.2 million of debt issuance costs, which are being amortized with a corresponding charge to interest expense over the remaining term of the loan.
NOTE 8 - REDEEMABLE NONCONTROLLING INTEREST
As part of the HPC Transaction, on May 11, 2026, the Company, through a consolidated subsidiary, issued $61.2 million of HPC Preferred Equity in the HPC business to a noncontrolling equity holder for cash proceeds of $61.2 million resulting in a 24.9% ownership on an as-converted basis. Subsequently, on July 8, 2026, the Company issued an additional $5.8 million of HPC Preferred Equity following the completion of certain international regulatory approvals and increasing the noncontrolling ownership interest to 27.3%. The noncontrolling equity holder holds a minority of board seats. The Company continues to consolidate the HPC business and report it as a reportable segment. Oaktree has certain contingent put and conversion rights associated with the HPC Preferred Equity, certain of which are outside the control of the Company. The Company considers the HPC Preferred Equity probable of becoming redeemable.
The Company recognized $56.5 million as redeemable noncontrolling interest, net related transaction costs of $4.6 million, upon close of the initial issuance of HPC Preferred Equity. Cumulative dividends on the HPC Preferred Equity accrete at 8.0% per annum, compounded quarterly. Income and losses are allocated to Redeemable Noncontrolling Interest in accordance with the terms of the liquidation waterfall which represents the higher of (i) the 8.0% dividend accretion and (ii) the allocation of comprehensive income reflective on an as-converted basis. After this allocation, if the book value of Redeemable Noncontrolling Interest is less than the redemption value, the Company will further accrete the book value of the Redeemable Noncontrolling Interest in accordance with the subsequent measurement guidance for mezzanine equity. The following is a rollforward of Redeemable Noncontrolling Interest for the three and nine month periods ended June 28, 2026.

(millions)	Balance
HPC Preferred Equity issuance, net related transaction costs of $4.6 million	$56.5
Liquidation preference adjustment	5.3
Balance as of June 28, 2026	$61.8

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 - DERIVATIVES
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
Derivative Instruments Not Designated as Hedge. The Company periodically enters into forward contracts to economically hedge a portion of risk from intercompany balances denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Colombian Pesos, Danish Krone, Euros, Polish Zloty, Pound Sterling, Swedish Krona or U.S. Dollars. These foreign exchange contracts are fair value hedges of related intercompany balances with the gain or loss on the derivative instruments recorded in earnings offsetting the change in value of the related intercompany balance.
The following summarizes outstanding notional balances and maturities of derivative instruments as of June 28, 2026 and September 30, 2025.

	June 28, 2026		September 30, 2025
(in millions)	Notional Balance	Maturities thru	Notional Balance	Maturities thru
Foreign exchange contracts - cash flow hedges	$333.3	December 2027	$333.5	March 2027
Foreign exchange contracts - not designated as hedge	205.3	July 2026	447.7	October 2025
The following summarizes the fair value and location of outstanding derivative instruments in the Condensed Consolidated Statements of Financial Position.

(in millions)	Line Item	June 28, 2026	September 30, 2025
Derivative Assets
Foreign exchange contracts – cash flow hedges	Other receivables	$1.0	$0.6
Foreign exchange contracts – cash flow hedges	Deferred charges and other	0.1	0.1
Foreign exchange contracts – not designated as hedge	Other receivables	0.2	0.1
Total Derivative Assets		$1.3	$0.8
Derivative Liabilities
Foreign exchange contracts – cash flow hedges	Accounts payable	$4.5	$8.8
Foreign exchange contracts – cash flow hedges	Other long term liabilities	0.1	0.1
Foreign exchange contracts – not designated as hedge	Accounts payable	0.7	0.7
Total Derivative Liabilities		$5.3	$9.6
The fair value for derivative instruments excludes collateral or standby letter of credit associated with derivative instruments, of which there were none as of June 28, 2026 and September 30, 2025. The Company is not a party to derivative agreements that require collateral to be posted prior to settlement.
The following summarizes the pre-tax gain (loss) from derivative instruments and location in the Condensed Consolidated Statements of Income for the three and nine month periods ended June 28, 2026 and June 29, 2025, respectively.

		Three Month Periods Ended		Nine Month Periods Ended
(in millions)	Line Item	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Foreign exchange contracts - cash flow hedges	Net sales	$0.1	$0.1	$0.2	$0.1
Foreign exchange contracts - cash flow hedges (effective portion)	Cost of goods sold	(2.4)	(3.0)	(8.1)	(2.5)
Foreign exchange contracts - cash flow hedges (ineffective portion)	Cost of goods sold	(2.1)	—	(5.3)	—
Foreign exchange contracts - not designated as hedge	Other non-operating expense, net	(2.4)	16.4	(3.1)	21.8
There was no gain or loss realized from cash flow hedges due to the ineffectiveness or discontinuation of the cash flow hedge because it was not considered probable that the original forecasted transaction would not occur. See Note 13 - Accumulated Other Comprehensive Income for unrealized gains and losses initially recognized as other comprehensive income and the accumulated unrealized gain (loss) associated with cash flow hedges recognized in AOCI. As of June 28, 2026, the net loss estimated to be reclassified from AOCI into earnings associated with cash flow hedges over the next 12 months is $1.0 million, net of tax.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of June 28, 2026 and September 30, 2025 according to the fair value hierarchy are as follows.

	June 28, 2026					September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$1.3	$—	$1.3	$1.3	$—	$0.8	$—	$0.8	$0.8
Derivative Liabilities	—	5.3	—	5.3	5.3	—	9.6	—	9.6	9.6
Debt	—	628.7	—	628.7	615.8	—	532.7	—	532.7	567.9
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
NOTE 11 – SHAREHOLDERS' EQUITY
The following summarizes the activity of common stock repurchases for the three and nine month periods ended June 28, 2026 and June 29, 2025.

	June 28, 2026			June 29, 2025
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.2	$79.04	$15.9	0.9	$59.88	$54.4

	June 28, 2026			June 29, 2025
Nine Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	1.0	$60.94	$58.2	3.7	$78.30	$287.2
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 - SHARE BASED COMPENSATION
The following is a summary of share based compensation expense included in Selling, General & Administrative on the Company's Condensed Consolidated Statements of Income for the three and nine month periods ended June 28, 2026 and June 29, 2025.

	Three month periods ended		Nine month periods ended
(in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Share based compensation expense - LTIP awards	$5.6	$4.8	$15.9	$14.7
Share based compensation expense - HPC equity units	0.4	—	0.4	—
Share based compensation expense- Total	$6.0	$4.8	$16.3	$14.7
HPC Equity Units
Due to the completion of the HPC Transaction, employees of the HPC business participating in the Company's LTIP program were rolled into a new HPC-specific long term incentive plan, resulting in both: (i) the conversion of previously issued and unvested restricted stock units into a cash-based award indexed to a fair value of equity of the HPC business; and (ii) the issuance of new, HPC specific long term incentive plan awards under similar terms and conditions as of the Company's LTIP program (collectively, the "HPC equity units").
HPC equity units are recognized as share based compensation and include a combination of: (i) time-based grants and (ii) performance-based grants. Compensation cost is based on the expected cash-payment based upon the assessed fair value of the HPC equity, which is periodically reassessed, and recognized on a straight-line basis over the requisite service period of the awards. Time-based units provide for either a three year cliff vesting or graded vesting depending upon vesting conditions. Performance-based units are dependent upon achieving cumulative financial metrics specific to the HPC business (Adjusted EBITDA and Business Unit Cash Flow) by the end of the three year vesting period. The Company assessed the probability of achievement of the performance conditions and recognized expense for the awards based on the probable achievement of such metrics. As the awards are cash based, they are recognized as a liability and included within Other Current Liabilities and Other Long-Term Liabilities for their current and long-term components, respectively, based upon respective vesting periods.
Each converted HPC equity award was based upon a defined conversion rate of the current market price of the Company stock relative to the assessed fair value of a common unit of the HPC business at the time of close for the HPC Transaction. Converted HPC equity units retain the original vesting terms of the converted LTIP award, as applicable. The conversion resulted in a modification of the previous LTIP grants, reversing previously recognized compensation previously included in the Company's consolidated APIC, converting to a liability based award and recognizing incremental share based compensation expense for HPC equity units for the three and nine month period ended June 28, 2026 based upon the relative fair value of the Company's share price. As of June 28, 2026, there are 0.5 million HPC equity units outstanding and a liability of $1.0 million.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the nine month period ended June 28, 2026, was as follows.

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2025	$(140.3)	$0.6	$(32.2)	$(171.9)
Other comprehensive income (loss) before reclassification	11.5	(1.9)	—	9.6
Net reclassification for loss to income from continuing operations	—	2.3	0.3	2.6
Other comprehensive income before tax	11.5	0.4	0.3	12.2
Deferred tax effect	—	—	(0.1)	(0.1)
Other comprehensive income attributable to controlling interest	11.5	0.4	0.2	12.1
Balance at December 28, 2025	(128.8)	1.0	(32.0)	(159.8)
Other comprehensive (loss) income before reclassification	(12.5)	1.6	0.3	(10.6)
Net reclassification for loss to income from continuing operations	—	3.3	0.3	3.6
Other comprehensive (loss) income before tax	(12.5)	4.9	0.6	(7.0)
Deferred tax effect	0.1	(1.3)	(0.1)	(1.3)
Other comprehensive (loss) income attributable to controlling interest	(12.4)	3.6	0.5	(8.3)
Balance at March 29, 2026	(141.2)	4.6	(31.5)	(168.1)
Other comprehensive (loss) income before reclassification	(5.2)	(1.4)	0.3	(6.2)
Net reclassification for loss to income from continuing operations	—	2.3	0.2	2.5
Other comprehensive (loss) income before tax	(5.2)	0.9	0.5	(3.8)
Deferred tax effect	1.1	(0.2)	(0.1)	0.8
Other comprehensive (loss) income, net of tax	(4.1)	0.7	0.4	(3.0)
Balance at June 28, 2026	$(145.3)	$5.3	$(31.1)	$(171.1)
The following presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three and nine month period ended June 28, 2026:

(in millions)	Three Month Period Ended June 28, 2026			Nine Month Period Ended June 28, 2026
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Net sales	$0.1	$—	$0.1	$0.2	$—	$0.2
Cost of goods sold	(2.4)	—	(2.4)	(8.1)	—	(8.1)
Other non operating income, net	—	(0.2)	(0.2)	—	(0.8)	(0.8)

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)
The change in the components of AOCI for the nine month period ended June 29, 2025, was as follows.

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2024	$(164.1)	$(2.2)	$(37.7)	$(204.0)
Other comprehensive (loss) income before reclassification	(65.1)	15.0	1.8	(48.3)
Net reclassification for loss to income from continuing operations	—	0.7	0.5	1.2
Other comprehensive (loss) income before tax	(65.1)	15.7	2.3	(47.1)
Deferred tax effect	2.3	(4.0)	(0.6)	(2.3)
Other comprehensive (loss) income, net of tax	(62.8)	11.7	1.7	(49.4)
Less: other comprehensive loss from continuing operations attributable to noncontrolling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(62.5)	11.7	1.7	(49.1)
Balance at December 29, 2024	(226.6)	9.5	(36.0)	(253.1)
Other comprehensive income (loss) before reclassification	31.1	(6.8)	(0.9)	23.4
Net reclassification for (gain) loss income to income from continuing operations	—	(1.2)	0.5	(0.7)
Other comprehensive income (loss) before tax	31.1	(8.0)	(0.4)	22.7
Deferred tax effect	(0.4)	1.9	0.1	1.6
Other comprehensive income (loss), net of tax	30.7	(6.1)	(0.3)	24.3
Less: other comprehensive loss from continuing operations attributable to noncontrolling interest	0.2	—	—	0.2
Other comprehensive income (loss) attributable to controlling interest	30.5	(6.1)	(0.3)	24.1
Balance at March 30, 2025	(196.1)	3.4	(36.3)	(229.0)
Other comprehensive income (loss) before reclassification	60.4	(15.4)	(1.8)	43.2
Net reclassification for loss to income from continuing operations	—	2.9	0.5	3.4
Other comprehensive income (loss) before tax	60.4	(12.5)	(1.3)	46.6
Deferred tax effect	1.3	3.4	0.3	5.0
Other comprehensive income (loss), net of tax	61.7	(9.1)	(1.0)	51.6
Less: other comprehensive income from continuing operations attributable to noncontrolling interest	0.3	—	—	0.3
Other comprehensive income (loss) attributable to controlling interest	61.4	(9.1)	(1.0)	51.3
Balance at June 29, 2025	$(134.7)	$(5.7)	$(37.3)	$(177.7)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the three and nine month period ended June 29, 2025.

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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 - INCOME TAXES
The effective tax rate for the three and nine month periods ended June 28, 2026 and June 29, 2025, was as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Effective tax rate	338.5%	6.8%	52.0%	32.8%
The estimated annual effective tax rate applied to the three and nine month periods ended June 28, 2026, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), net of applicable deductions, and certain nondeductible expenses. During the nine month period ended June 28, 2026, the Company effectively settled an uncertain tax position in the U.S. As a result, the Company recognized a non-cash reduction in income tax expense of $17.6 million during the nine month period ended June 28, 2026.
During the three and nine month periods ended June 28, 2026, the Company recorded a net tax benefit of $10.4 million related to adjustments discovered as part of the ongoing IRS audit. The adjustments consist of $12.0 million estimated increase to the Company’s mandatory repatriation tax from the tax year ended September 30, 2018 plus applicable interest, net of $22.4 million of tax benefits in subsequent open tax years from additional use of foreign tax credits, against which the Company had recorded a full valuation allowance.
As part of the HPC Transaction, the Company was required to restructure the corporate entity organization to facilitate the transaction, and, as a result, recorded $19.2 million income tax expense related to gain on the movement of non-HPC assets within the group, net of applicable deductions and credits. The execution of the HPC Transaction and transfer of the Company’s partial ownership interest resulted in an estimated $216.2 million of capital loss, which is expected to be carried back to the fiscal year ended September 30, 2023 to offset prior capital gains. As a result, the Company recorded $47.1 million of tax benefits related to the loss during the three and nine month periods ended June 28, 2026. The Company also recorded $58.1 million income tax expense for the three and nine month periods ended June 28, 2026 to establish a deferred tax liability for the excess of the Company’s book basis in the HPC business over its tax basis due to the change in form of the HPC business that resulted from the HPC Transaction.
During the three and nine month periods ended June 28, 2026, the Company recorded $15.0 million of tax expense related to U.S. return to provision differences for the tax year ended September 30, 2025, primarily from changes in tax return elections made as a result of the anticipated income tax consequences of the HPC Transaction.
During the three month period ended June 28, 2026, the Company and its HPC segment recorded an impairment charge of $104.0 million to the indefinite lived intangible assets held by the HPC business unit. The charge resulted in an income tax benefit of $25.1 million during the three and nine month periods ended June 28, 2026.

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 15 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Environmental Liability. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites, which have resulted in the identification of contamination that has been attributed to historical activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable. The following is a summary of the environmental remediation liability as of June 28, 2026 and September 30, 2025:

(in millions)	June 28, 2026	September 30, 2025
Environmental remediation liability	$5.5	$5.4
Reported as:
Other current liabilities	2.1	1.9
Other long-term liabilities	3.4	3.5
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. There have been no recent product issues that management believes would have a material impact on the Company's financial condition or operating results. As of June 28, 2026 and September 30, 2025, the Company recognized $1.9 million and $2.0 million, respectively, in product liability, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Tariff Matters. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. Following the ruling, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs, although the CIT immediately suspended the order while CBP developed and implemented the refund process. On April 20, 2026, the CBP launched the Consolidated Administration and Processing of Entries ("CAPE") process to permit importers to seek refunds for most unliquidated and certain recently liquidated IEEPA tariffs ("Phase 1") and deferred implementation for other submissions types including reconciliation entries, drawback entries and unresolved protests through the deployment of subsequent phases. Further, on June 2, 2026, the U.S. Department of Justice subsequently filed an appeal on the CIT's IEEPA tariff refund order contesting the CIT's authority to issue universal injunctions requiring duty refunds, whereas the CBP continues to process and fund submitted tariff refunds through the CAPE refund program. On June 29, 2026, the CBP launched further capabilities on CAPE to permit reconciliation entries where the entry is unliquidated ("Phase 2"), with subsequent phases expected in late July to cover liquidated entries which the CBP has indicated will be limited to filers with an active lawsuit.
The Company has paid IEEPA tariffs on certain imported products and materials of approximately $66.4 million since the prior year through the date in which the IEEPA tariffs were considered unlawful. During the three month period ended June 28, 2026, the Company has recognized $60.6 million in tariff refunds associated with Phase 1 and Phase 2 as probable of recovery based upon current status and anticipated collection in the near term, and has recognized it as a reduction in Cost of Goods Sold on the Condensed Consolidated Statements of Income during the three and nine month periods ended June 28, 2026. The Company has realized cash from such refund submissions of $2.7 million during the three month period ended June 28, 2026, excluding interest, with the remaining refunds of $57.9 million included as Other Receivables on the Condensed Consolidated Statements of Financial Position. The remaining IEEPA tariffs, excluding Phase 1 and Phase 2, were not considered probable given the current inability to submit refunds available, limitations expressed by the CBP for subsequent phases, and the uncertainty surrounding the challenges and appeals placed by the U.S. Department of Justice with the CIT. During the subsequent period, the Company has collected the substantial majority of all outstanding Phase 1 refund submissions.
Interest on tariff refunds are recognized when realized or realizable as they are not considered loss recovery, and reported as Other Non-Operating Income on the Condensed Consolidated Statements of Income. Interest on tariff refunds realized were $0.2 million during the three and nine month periods ended June 28, 2026.

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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SEGMENT INFORMATION (continued)
Financial information for the Company's segments, including net sales, significant expenses and reconciliation of Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes for the three and nine month periods ended June 28, 2026, and June 29, 2025 are as follows:

Three Month Periods Ended	June 28, 2026				June 29, 2025
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Net sales	$263.7	$225.2	$264.4	$753.3	$255.2	$189.2	$255.2	$699.6
Cost of goods sold	116.2	127.9	138.8	382.9	155.1	107.1	173.3	435.5
Selling, general & administrative	72.3	52.0	90.4	214.7	64.6	48.3	80.6	193.5
Other non-operating (income) expense, net	(0.2)	—	(0.4)	(0.6)	0.3	—	(0.5)	(0.2)
Addback: depreciation & amortization	9.0	5.1	4.6	18.7	8.8	4.8	5.2	18.8
Addback: share-based compensation - HPC equity units	—	—	0.4	0.4	—	—	—	—
Segment Adjusted EBITDA	$84.4	$50.4	$40.6	175.4	$44.0	$38.6	$7.0	89.6
Interest expense				8.2				8.4
Depreciation				14.5				14.6
Amortization				10.3				10.5
Corporate costs				18.3				13.6
Interest income				(1.2)				(0.6)
Share-based compensation - LTIP awards				6.0				4.8
Non-cash impairment charges				104.0				7.8
Exit and disposal costs				0.4				4.2
Global ERP transformation[1]				3.5				2.3
Litigation charges[2]				0.2				1.2
Other[3]				2.7				0.8
Income from continuing operations before income taxes				$8.5				$22.0

Nine Month Periods Ended	June 28, 2026				June 29, 2025
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Net sales	$844.6	$468.6	$826.0	$2,139.2	$784.4	$433.6	$857.5	$2,075.5
Cost of goods sold	469.7	273.1	514.1	1,256.9	467.8	256.2	576.2	1,300.2
Selling, general & administrative	212.2	120.8	258.0	591.0	195.8	117.3	253.0	566.1
Other non-operating (income) expense, net	(0.5)	—	(0.2)	(0.7)	1.0	—	2.6	3.6
Addback: depreciation & amortization	27.0	15.0	14.9	56.9	25.7	14.5	15.3	55.5
Addback: share-based compensation - HPC equity units	—	—	0.4	0.4	—	—	—	—
Segment Adjusted EBITDA	$190.2	$89.7	$69.4	349.3	$145.5	$74.6	$41.0	261.1
Interest expense				22.3				22.1
Depreciation				44.0				42.6
Amortization				30.8				31.5
Corporate costs				46.7				39.0
Interest income				(2.3)				(3.6)
Share-based compensation - LTIP awards				16.3				14.7
Non-cash impairment charges				104.5				23.5
Exit and disposal costs				5.3				8.2
Global ERP transformation[1]				8.3				7.1
Litigation charges[2]				1.8				2.8
Other[3]				5.8				3.4
Income from continuing operations before income taxes				$65.8				$69.8
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

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SEGMENT INFORMATION (continued)
Depreciation and amortization relating to the segments are as follows for the three and nine month periods ended June 28, 2026 and June 29, 2025 :

	Three month periods ended		Nine month periods ended
(in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
GPC	$9.0	$8.8	$27.0	$25.7
H&G	5.1	4.8	15.0	14.5
HPC	4.6	5.2	14.9	15.3
Total segments	18.7	18.8	56.9	55.5
Corporate and shared operations	6.1	6.3	17.9	18.6
Total depreciation and amortization	$24.8	$25.1	$74.8	$74.1
Segment assets consist of Inventories, net. The following is a summary of segment assets and a reconciliation of segment assets to total assets of the Company as of June 28, 2026 and September 30, 2025:

Segment assets (in millions)	June 28, 2026	September 30, 2025
GPC	$177.7	$161.4
H&G	128.0	92.2
HPC	193.9	192.5
Total segment assets	499.6	446.1
Other current assets	1,000.2	738.1
Non-current assets	2,077.9	2,195.4
Total assets	$3,577.7	$3,379.6
Geographic Financial Information
Net sales by geographic regions (based upon destination) for the three and nine month periods ended June 28, 2026 and June 29, 2025 are as follows:

	Three month periods ended		Nine month periods ended
Net sales to external parties - Geographic Disclosure (in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
United States	$456.4	$415.2	$1,209.2	$1,177.7
Europe/MEA	201.1	196.9	656.2	648.3
Latin America	60.5	51.4	172.0	145.3
Asia-Pacific	23.6	22.7	68.5	66.9
North America - Other	11.7	13.4	33.3	37.3
Net sales	$753.3	$699.6	$2,139.2	$2,075.5
Long-lived asset information of the Company, consisting of Property, Plant and Equipment, Net, and Operating Lease Assets, as of June 28, 2026 and September 30, 2025 by geographic area are as follows:

Long-lived assets - Geographic Disclosure (in millions)	June 28, 2026	September 30, 2025
United States	$294.8	$270.9
Europe/MEA	49.6	49.2
Latin America	2.4	2.1
Asia-Pacific	3.2	4.7
North America - Other	1.0	1.6
Total long-lived assets	$351.0	$328.5

SPECTRUM BRANDS HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 - EARNINGS PER SHARE
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
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the three and nine month periods ended June 28, 2026 and June 29, 2025, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share amounts)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Numerator
Net (loss) income from continuing operations attributable to controlling interest	$(25.6)	$20.7	$26.3	$46.5
Loss from discontinued operations attributable to controlling interest, net of tax	(1.2)	(0.8)	(2.6)	(2.2)
Net (loss) income attributable to controlling interest	$(26.8)	$19.9	$23.7	$44.3
Denominator
Weighted average shares outstanding – basic	23.1	24.9	23.2	26.3
Dilutive shares	—	0.1	0.2	0.1
Weighted average shares outstanding – diluted	23.1	25.0	23.4	26.4
Earnings per share
Basic earnings per share from continuing operations	$(1.11)	$0.83	$1.13	$1.77
Basic earnings per share from discontinued operations	(0.05)	(0.03)	(0.11)	(0.09)
Basic earnings per share	$(1.16)	$0.80	$1.02	$1.68
Diluted earnings per share from continuing operations	$(1.11)	$0.83	$1.13	$1.76
Diluted earnings per share from discontinued operations	(0.05)	(0.03)	(0.12)	(0.08)
Diluted earnings per share	$(1.16)	$0.80	$1.01	$1.68

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
The following is a reconciliation of reported net sales to organic net sales for the three and nine month periods ended June 28, 2026 compared to net sales for the three and nine month periods ended June 29, 2025:

Three Month Periods Ended (in millions, except %)	June 28, 2026
	Net Sales	Effect of Changes in Foreign Currency	Organic Net Sales	Net Sales June 29, 2025	Variance
GPC	$263.7	$(1.2)	$262.5	$255.2	$7.3	2.9%
H&G	225.2	0.1	225.3	189.2	36.1	19.1%
HPC	264.4	(6.4)	258.0	255.2	2.8	1.1%
Total	$753.3	$(7.5)	$745.8	$699.6	46.2	6.6%

Nine Month Periods Ended (in millions, except %)	June 28, 2026
	Net Sales	Effect of Changes in Foreign Currency	Organic Net Sales	Net Sales June 29, 2025	Variance
GPC	$844.6	$(17.3)	$827.3	$784.4	$42.9	5.5%
H&G	468.6	—	468.6	433.6	35.0	8.1%
HPC	826.0	(31.6)	794.4	857.5	(63.1)	(7.4)%
Total	$2,139.2	$(48.9)	$2,090.3	$2,075.5	14.8	0.7%

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
The following is a reconciliation of Net (Loss) Income From Continuing Operations to Adjusted EBITDA and Adjusted EBITDA margin for the three and nine month periods ended June 28, 2026 and June 29, 2025, respectively.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except %)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net (loss) income from continuing operations	$(20.3)	$20.5	$31.6	$46.9
Income tax expense	28.8	1.5	34.2	22.9
Interest expense	8.2	8.4	22.3	22.1
Depreciation	14.5	14.6	44.0	42.6
Amortization	10.3	10.5	30.8	31.5
Share based compensation	6.0	4.8	16.3	14.7
Non-cash impairment charges	104.0	7.8	104.5	23.5
Exit and disposal costs	0.4	4.2	5.3	8.2
Global ERP transformation[1]	3.5	2.3	8.3	7.1
Litigation costs[2]	0.2	1.2	1.8	2.8
Other[3]	2.7	0.8	5.8	3.4
Adjusted EBITDA	$158.3	$76.6	$304.9	$225.7
Net sales	$753.3	$699.6	$2,139.2	$2,075.5
Net (loss) income from continuing operations margin	(2.7)%	2.9%	1.5%	2.3%
Adjusted EBITDA margin	21.0%	10.9%	14.3%	10.9%
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
Recent Developments
U.S. Tariffs
The changes to U.S. trade policy including the introduction of incremental U.S. tariffs under the International Emergency Economic Powers Act ("IEEPA") on imported goods in the prior year have had a significant impact to our operations, increasing costs for sourced products, materials and components, and pressuring profit margins. The IEEPA tariffs were introduced in March 2025, impacting operating results primarily during the second half of the prior fiscal year. Our mitigation strategies included adjusting pricing and actively managing supply chain by engaging suppliers to support cost sharing or expanding supply chain diversification. The changing tariff policies impacted our segments to varying degrees, most significantly with HPC, as most of its products supporting the U.S. business are imported from southeast Asia. HPC has pursued sourcing alternatives and has moved production to diversify its supply chain and more effectively manage risk. Over 60% of net sales in HPC are driven through international markets and are not directly impacted by U.S. tariffs. Comparatively, our other segments were less affected. GPC has certain aquatic equipment and chews & treats products that were sourced primarily from China, but have a higher degree of sourcing diversity with major suppliers elsewhere, which allowed it to move production more swiftly to alternative supply. GPC also manufactures aquatics nutrition products at its facility in Germany and imports them into the U.S., but such tariff-related costs have been predominantly mitigated through pricing adjustments and cost management. The H&G segment products are predominantly manufactured and sold within the U.S. with a small portion of material costs and portfolio of products, such as baits, traps and mops, that are internationally sourced and affected by U.S. tariffs, with such costs having been mitigated through pricing adjustments and vendor cost management.
On February 20, 2026, the U.S. Supreme Court ruled the IEEPA tariffs were unlawful. Following the ruling, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs, although the CIT immediately suspended the order while CBP developed and implemented the refund process. On April 20, 2026, the CBP launched the Consolidated Administration and Processing of Entries ("CAPE") process to permit importers to seek refunds for most unliquidated and certain recently liquidated IEEPA tariffs ("Phase 1") and deferred implementation for other submission types including reconciliation entries, drawback entries and unresolved protests through the deployment of subsequent phases. Further, on June 2, 2026, the U.S. Department of Justice subsequently filed an appeal on the CIT's IEEPA tariff refund order contesting the CIT's authority to issue universal injunctions requiring duty refunds, whereas the CBP continues to process and fund submitted tariff refunds through the CAPE refund program. On June 29, 2026, the CBP launched further capabilities on CAPE to permit reconciliation entries where the entry is unliquidated ("Phase 2"), with subsequent phases expected in late July to cover liquidated entries which the CBP has indicated will be limited to filers with an active lawsuit. The Company has paid IEEPA tariffs on certain imported products and materials of approximately $66.4 million since the prior year through the date in which the IEEPA tariffs were considered unlawful. During the three and nine month periods ended June 28, 2026, the Company has recognized $60.6 million in tariff refunds as a reduction in Cost of Goods Sold on the Company's Condensed Consolidated Statements of Income. See Note 15 - Commitments and Contingencies in Notes to the Condensed Consolidated Financial Statements for additional discussion. Additionally, we are evaluating other implications attributable to such actions including effects on our customers and the potential risk of price concessions which may give rise to future obligations and affect future operating results. As of June 28, 2026, the consolidated financial statements do not reflect any impacts attributable to any prospective changes or refunds.
Despite the IEEPA tariff refunds, the Company continues to be subject to ongoing tariff and duties for certain countries of origin, and for certain materials and components, for the Company's products, in addition to the incremental global tariffs implemented by the Trump administration under Section 122 of the Trade Act after the IEEPA tariffs were struck down by the U.S. Supreme Court, which have a limited duration and expire unless extended by U.S. Congress. As such, there continues to be a high degree of risk and uncertainty around potential changes to the U.S. trade policy and potential impacts of tariffs on prospective operating results of the Company. We continue to closely monitor the trade environment for impacts on our projections and forecasts. We have managed cash flow and secured our balance sheet to support the ongoing business through the evolving changes in U.S. trade policy and potential impacts on the global-macro economic environment. We are focused on supply chain diversification, operational efficiency, reducing waste, leveraging technology to enhance productivity, and strategic investments for sustaining growth and profitability amid trade uncertainties.
International Conflicts and Geopolitical Environment
The ongoing geopolitical conflicts, including the Russia-Ukraine war, the Israel-Hamas war, and the U.S.-Iran war, have contributed to meaningful macroeconomic headwinds that have affected, and may continue to affect, our business, operations, and financial results. The effects of these conflicts are multi-dimensional including, but not limited to, cost inflation, operational risk and domestic and international demand.
International conflicts have meaningfully elevated input cost pressures across our global operations. The continuation of conflict in Eastern Europe and the Middle East has contributed to volatility and elevated pricing in energy and commodity markets, impacting input costs for products dependent upon plastics and certain metals; along with disruptions impacting freight and logistics costs associated with rerouting of shipping lanes impacting both transit times and transportation expenses for international sourcing and distribution channels. Our supply chain mitigation efforts and pricing have partially offset these inflationary pressures, though there can be no assurance that such measures will be sufficient to address future cost escalation. The breadth of active international conflicts creates elevated risks of supply chain interruption, foreign regulatory changes, and geopolitical sanctions that could affect our ability to source materials, manufacture products, or service key markets. Although our direct exposure to conflict zones is limited, secondary and tertiary effects, including disruptions to global shipping networks, sanctions on financial counterparties, and instability in emerging market currencies, have the potential to adversely affect our operations.
Elevated macroeconomic uncertainty driven by geopolitical conflict has had a dampening effect on consumer confidence and discretionary spending in several key domestic and international markets, particularly in EMEA. Our HPC and GPC segments, which derive a significant portion of their revenues from international markets, have experienced periods of volume softness attributable in part to weakened household spending power and retailer inventory levels. Our GPC segment has seen more resilience given the non-discretionary nature of pet care spending, although foreign currency volatility arising from geopolitical tensions has presented headwinds to the translation of international revenues.
We continue to closely monitor the evolving geopolitical environment and assess our exposure and managing the relevant risks, including through active engagement with our supply chain partners, hedging arrangements, and ongoing evaluation of our geographic footprint and sourcing diversification strategies. However, given the inherently unpredictable nature of international conflict and its downstream macroeconomic consequences, there can be no assurance that future developments will not result in material adverse effects on our net sales, operating costs, profitability, or liquidity.

HPC Transaction
On May 1, 2026, the Company entered into a definitive agreement, through its indirect subsidiaries, for a strategic investment from funds affiliated with Oaktree Capital Management LP ("Oaktree") in its HPC business for $127.0 million in cash proceeds, before transaction costs and other fees, which effectively closed on May 11, 2026 (the "HPC Transaction"). The HPC Transaction consists of $67.0 million in proceeds from the issuance of convertible preferred equity ("HPC Preferred Equity") and $60.0 million in proceeds, less a $2.4 million original issuance discount, in the form of a first lien term loan on the HPC business ("HPC Term Loan"). Of the $67.0 million of HPC Preferred Equity, approximately $5.8 million was deferred until the completion of certain international regulatory approvals ("Deferred Purchase"), resulting in $61.2 million of HPC Preferred Equity having been issued as of the transaction close on May 11, 2026. Subsequently, all regulatory approvals were achieved and the Company closed on the Deferred Purchase on July 8, 2026. As of June 28, 2026, Oaktree held a 24.9% equity ownership in the HPC business which has subsequently increased to approximately 27.3% upon consummation of the Deferred Purchase. The noncontrolling equityholder holds a minority of seats on the board of the HPC business. The Company continues to consolidate the HPC business and report it as a reportable segment.
The HPC Preferred Equity is recognized as Redeemable Noncontrolling Interest on the Condensed Consolidated Statement of Financial Position and is classified as mezzanine equity. Cumulative dividends on the HPC Preferred Equity accrete at 8.0% per annum and compound quarterly. The Company recognizes an adjustment to Redeemable Noncontrolling Interest for the liquidation preference on the HPC preferred ownership consisting of the higher of (i) the 8.0% dividend accretion and (ii) the allocation of comprehensive income reflective on an as-converted basis; which is recognized as Net Income Attributable to Redeemable Noncontrolling Interest on the Condensed Consolidated Statements of Income. See Note 8 - Redeemable Noncontrolling Interest in the Notes to the Condensed Consolidated Financial Statements for further detail.
The HPC Term Loan has an aggregate principal amount of $60.0 million and a maturity date of May 11, 2029, including a one-year extension option exercisable by the Company, subject to lender approval, and is subject to a rate per annum equal to SOFR (as defined in the HPC Credit Agreement), plus a margin of 5.50% or the base rate plus a margin of 4.50%. See Note 7 - Debt in the Notes to the Condensed Consolidated Financial Statements for further detail.
Additionally, during the three month period ended June 28, 2026, the Company and its HPC segment realized a triggering event in relation to the implied enterprise value of the HPC business associated with the noncontrolling interest recognized as part of the HPC Transaction, impacting market related inputs and assumptions used in assessing the value for certain indefinite lived intangible assets held by the HPC business unit. As a result, the Company recognized an impairment charge of $104.0 million for the three and nine month periods ended June 28, 2026. See Note 6 - Goodwill and Intangible Assets in the Notes to the Condensed Consolidated Financial Statements for further detail.
Due to the completion of the HPC Transaction, employees of the HPC business participating in the Company's LTIP program were transferred into a new HPC-specific long term incentive plan that are cash-based liability awards indexed to the fair value of equity of the HPC business which may impact the level of share based compensation expense realized by the Company. See Note 12- Share-Based Compensation in the Notes to the Condensed Consolidated Financial Statements for further detail.
Transactions, Restructuring and Optimization Initiatives
We periodically evaluate and enter into strategic transactions that may result in the acquisition or divestiture of a business which impacts the comparability of the financial results of the consolidated group and/or certain reporting segments. Additionally, we enter into internal restructuring and optimization initiatives to improve efficiencies and utilization to reduce costs, increase revenues and improve margins, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. These changes and updates are inherently difficult and our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors, such as inflation and increased interest rates, which are beyond our control. Moreover, the comparability of financial information may be impacted by incremental amounts attributable to such strategic transactions, restructuring and optimization initiatives. The following is a summary of costs attributable to strategic transactions and business development costs that are considered as potentially having a significant impact on the comparability of our financial results as reflected on the consolidated financial statements and segment financial information, for each of the projects during the three and nine month periods ended June 28, 2026 and June 29, 2025, respectively:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Global ERP transformation[1]	$3.5	$2.3	$8.3	$7.1
HPC separation initiatives[2]	2.1	(0.1)	4.0	0.9
HHI separation costs[3]	—	0.3	—	1.4
Other project costs[4]	0.7	0.1	1.9	0.6
Total	$6.3	$2.6	$14.2	$10.0
Reported as:
Selling, general & administrative	$6.3	$2.6	$14.2	$10.0
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
2    Costs attributable to efforts to facilitate a strategic separation of the HPC segment either through a spin, merger or sale, consisting of legal and professional fees to facilitate transaction opportunities and diligence efforts, including the recent HPC Transaction. Costs attributable to the issuance of the HPC Preferred Equity and HPC Term Loan associated with the HPC Transaction were deferred on the Company's Condensed Consolidated Statement of Financial Position.
3    Costs attributable to the HHI divestiture consisting of costs to facilitate separation and transition of systems and processes subject to transition service agreements ("TSAs"), which closed effective June 2025 with no further subsequent costs incurred.
4    Other project costs are attributable to distribution center transitions.
Exit and Disposal Activity
We periodically recognize exit and disposal costs primarily consisting of severance and contract termination costs that may be attributable to a reorganization or restructuring of the Company, cost savings initiatives, or in consideration of a recent strategic transaction. Such actions result in the recognition of costs to us that are considered incremental and not reflective of the continuing operating costs of the business and may impact the comparability of the consolidated company and its segments' results of operations. See Note 2 - Exit and Disposal Activities in the Notes to the Condensed Consolidated Financial Statements for further detail.

Consolidated Results of Operations
The following is a summary of consolidated results of operations for the three and nine month periods ended June 28, 2026 and June 29, 2025, respectively.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 28, 2026	June 29, 2025			June 28, 2026	June 29, 2025
Net sales	$753.3	$699.6	$53.7	7.7%	$2,139.2	$2,075.5	$63.7	3.1%
Gross profit	370.4	264.1	106.3	40.2%	882.3	775.3	107.0	13.8%
Selling, general & administrative	250.5	225.0	25.5	11.3%	691.3	656.3	35.0	5.3%
Impairment of intangible assets	104.0	—	104.0	n/m	104.0	15.7	88.3	n/m
Impairment of property, plant and equipment and operating leases	—	7.8	(7.8)	n/m	0.5	7.8	(7.3)	(93.6)%
Interest expense	8.2	8.4	(0.2)	(2.4)%	22.3	22.1	0.2	0.9%
Interest income	(1.2)	(0.6)	(0.6)	100.0%	(2.3)	(3.6)	1.3	(36.1)%
Other non-operating expense, net	0.4	1.5	(1.1)	(73.3)%	0.7	7.2	(6.5)	(90.3)%
Income tax expense	28.8	1.5	27.3	n/m	34.2	22.9	11.3	49.3%
Net (loss) income from continuing operations	(20.3)	20.5	(40.8)	n/m	31.6	46.9	(15.3)	(32.6)%
Loss from discontinued operations, net of tax	(1.2)	(0.8)	(0.4)	50.0%	(2.6)	(2.2)	(0.4)	18.2%
Net (loss) income	(21.5)	19.7	(41.2)	n/m	29.0	44.7	(15.7)	(35.1)%
Net income from continuing operations attributable to redeemable noncontrolling interest	5.3	—	5.3	n/m	5.3	—	5.3	n/m
Net (loss) income attributable to controlling interest	(26.8)	19.9	(46.7)	n/m	23.7	44.3	(20.6)	(46.5)%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and nine month periods ended June 28, 2026 and June 29, 2025, respectively, and the principal components of changes in net sales between the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 28, 2026	June 29, 2025			June 28, 2026	June 29, 2025
GPC	$263.7	$255.2	$8.5	3.3%	$844.6	$784.4	$60.2	7.7%
H&G	225.2	189.2	36.0	19.0%	468.6	433.6	35.0	8.1%
HPC	264.4	255.2	9.2	3.6%	826.0	857.5	(31.5)	(3.7)%
Net Sales	$753.3	$699.6	53.7	7.7%	$2,139.2	$2,075.5	63.7	3.1%

Three Month Period Ended (in millions, except %)	GPC		H&G		HPC		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$(2.0)	(0.8)%	$34.5	18.2%	$(11.2)	(4.4)%	$21.3	3.0%
Price	9.3	3.6%	1.6	0.8%	14.0	5.5%	24.9	3.6%
Foreign Currency	1.2	0.5%	(0.1)	(0.1)%	6.4	2.5%	7.5	1.1%
Total	$8.5	3.3%	$36.0	19.0%	$9.2	3.6%	$53.7	7.7%
Organic	$7.3	2.9%	$36.1	19.1%	$2.8	1.1%	$46.2	6.6%

Nine Month Period Ended (in millions, except %)	GPC		H&G		HPC		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Volume	$24.1	3.1%	$29.4	6.8%	$(94.3)	(11.0)%	$(40.8)	(2.0)%
Price	18.8	2.4%	5.6	1.3%	31.2	3.6%	55.6	2.7%
Foreign Currency	17.3	2.2%	—	—%	31.6	3.7%	48.9	2.4%
Total	$60.2	7.7%	$35.0	8.1%	$(31.5)	(3.7)%	$63.7	3.1%
Organic	$42.9	5.5%	$35.0	8.1%	$(63.1)	(7.4)%	$14.8	0.7%
Refer to the Segment Financial Data section below for further discussion on net sales results.

Gross Profit. The following is a summary of the gross profit and gross profit margin for the three and nine month periods ended June 28, 2026 and June 29, 2025, respectively, and the principal factors contributing to the change between the respective periods.

	Three Month Periods Ended				Nine Month Periods Ended
(in millions, except %)	June 28, 2026	June 29, 2025	Variance		June 28, 2026	June 29, 2025	Variance
Gross profit	$370.4	$264.1	$106.3	40.2%	$882.3	$775.3	$107.0	13.8%
Gross profit margin	49.2%	37.8%	1,140	bps	41.2%	37.4%	380	bps

	Three Month Period Ended			Nine Month Period Ended
(in millions, except margin)	Gross Profit	Margin		Gross Profit	Margin
Price	$25.1	210	bps	$55.7	165	bps
Mix	9.0	125	bps	4.9	25	bps
Volume	10.9	35	bps	(10.9)	20	bps
Cost changes	(5.6)	(85)	bps	(30.1)	(150)	bps
Tariff refunds	60.6	810	bps	60.6	280	bps
Foreign exchange rates	6.3	45	bps	26.8	40	bps
Total	$106.3	1,140	bps	$107.0	380	bps
Gross profit for the three month period increased with a margin increase due to the recognition of a one time tariff refund, positive pricing adjustments and cost improvements mitigating tariff and inflationary costs, increased sales volumes with favorable product mix and lower trade spend, plus favorable foreign currency. Gross profit for the nine month period increased with a margin increase due to the recognition of a one time tariff refund, positive pricing adjustments and cost improvements mitigating tariff and inflationary costs and lower overall year-to-date volumes, plus favorable foreign currency.
Selling, General & Administrative. The following is a summary of the selling, general & administrative costs for the three and nine month periods ended June 28, 2026 and June 29, 2025, respectively, including amounts as a percentage of net sales for each respective period.

Three Month Periods Ended (in millions, except %)	June 28, 2026	% of Net Sales	June 29, 2025	% of Net Sales	Variance
Sales, marketing & advertising	$104.5	13.9%	$85.4	12.2%	$19.1	22.4%
Distribution	61.7	8.2%	60.4	8.6%	1.3	2.2%
General & administrative	71.3	9.5%	67.0	9.6%	4.3	6.4%
Research & development	6.2	0.8%	5.5	0.8%	0.7	12.7%
Strategic transaction, restructuring and optimization	6.8	0.9%	6.7	1.0%	0.1	1.5%
Total selling, general & administrative	$250.5	33.3%	$225.0	32.2%	25.5	11.3%

Nine Month Periods Ended (in millions, except %)	June 28, 2026	% of Net Sales	June 29, 2025	% of Net Sales	Variance
Sales, marketing & advertising	$258.3	12.1%	$244.0	11.8%	$14.3	5.9%
Distribution	187.1	8.7%	182.2	8.8%	4.9	2.7%
General & administrative	209.4	9.8%	194.8	9.4%	14.6	7.5%
Research & development	16.9	0.8%	17.1	0.8%	(0.2)	(1.2)%
Strategic transaction, restructuring and optimization	19.6	0.9%	18.2	0.9%	1.4	7.7%
Total selling, general & administrative	$691.3	32.3%	$656.3	31.6%	35.0	5.3%
Selling, general and administrative expenses increased for the three and nine month periods primarily due to higher sales, marketing & advertising costs along with increased general and administrative costs. Sales, marketing and advertising costs increased between periods primarily due to the increased investment in marketing and advertising along with increased sales volumes. The increase in distribution costs between periods for the three and nine month periods was driven by the increased sales volume. General & administrative costs increased for the three and nine month periods due to higher overhead costs following the expiration of transition service agreements associated with the HHI divestiture in June 2025. Research & development costs were consistent between periods. Strategic transaction, restructuring and optimization costs, inclusive of exit & disposal costs, were consistent for the three and nine month periods due to incremental initiative spending associated with the HPC Transaction in the current year and and the expiration of transition service agreements associated with the HHI divestiture in the prior year.
Impairment of Intangible Assets. During the three and nine month periods ended June 28, 2026, the Company recognized an impairment charge on indefinite lived intangible assets held by the HPC business in response to a triggering event identified during the three month period ended June 28, 2026. See Note 6 - Goodwill and Intangible Assets in the Notes to the Condensed Consolidated Financial Statements for further detail. During the three and nine month periods ended June 29, 2025, the Company recognized an impairment charge on its PowerXL® tradename in response to a triggering event identified during the three month period ended March 30, 2025.
Interest Expense. Interest expense during the three and nine month periods was consistent to the prior periods.
Interest Income. Interest income during the three month period increased with the receipt of proceeds from the HPC transaction, whereas interest income during the nine month period decreased due to higher cash balances held in term deposits in the first quarter of the prior period.
Other Non-Operating (Income) Expense, Net. Other non-operating expense is primarily due to changes in foreign currency compared to the prior period.
Income Taxes. Our estimated annual effective tax rate was impacted by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, and certain nondeductible expenses, plus discrete changes realized during the three month period ended June 28, 2026 associated with the execution of the HPC Transaction, return to provision adjustments and a net benefit realized as part of an ongoing IRS audit. See Note 14 - Income Taxes in the Notes to the Condensed Consolidated Financial Statements for further discussion on the effective tax rate for the three and nine month periods.

Loss From Discontinued Operations. Loss from discontinued operations primarily reflect changes to indemnifications associated with divested businesses.
Net Income Attributable to Redeemable Noncontrolling Interest. Net income attributable to redeemable noncontrolling interest reflects the accretion of earnings and liquidation preference attributable to the noncontrolling interest in the HPC business that was realized during the three month period ended June 28, 2026. See Note 8 - Redeemable Noncontrolling Interest in the Notes to the Condensed Consolidated Financial Statements for further detail.
Segment Financial Data
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 28, 2026	June 29, 2025			June 28, 2026	June 29, 2025
Net sales	$263.7	$255.2	$8.5	3.3%	$844.6	$784.4	$60.2	7.7%
Adjusted EBITDA	84.4	44.0	40.4	91.8%	190.2	145.5	44.7	30.7%
Adjusted EBITDA margin	32.0%	17.2%	1,480	bps	22.5%	18.5%	400	bps
Net sales for the three month period increased with an organic net sales increase of $7.3 million, or 2.9%, excluding a favorable foreign currency impact of $1.2 million, with increases in North America driven by market share gains and category growth for Chews and Treats, Stain and Odor, and Grooming products, and benefit of prior year distribution delays from temporary suspension on shipments during pricing negotiations and temporary pause on China sourced purchasing. Net sales increase was partially offset by lower EMEA volumes in Companion Animal category primarily due to the advanced orders in the prior quarter in anticipation of planned system implementation despite increased sales volume from Companion Animal with continued GoodBoy® market expansion and Aquatics for improved market share in a declining category and year-over-year improvement in the e-commerce channel. Net sales for the nine month period increased with an organic net sales increase of $42.9 million or 5.5%, excluding a favorable foreign currency impact of $17.3 million with increase in North America due to the shift of orders out of the prior year in preparation of a system implementation, positive pricing adjustments, and positive e-commerce distribution for Companion Animal products with increased volumes in EMEA due to expansion of GoodBoy® in continental Europe. Adjusted EBITDA and adjusted EBITDA margin for the three month period increased with the recognition of one-time tariff refunds, favorable mix, with positive pricing and cost improvements mitigating impacts of inflationary costs, tariffs, and higher investment spend in marketing and advertising. Adjusted EBITDA and adjusted EBITDA margin for the nine month period increased with the recognition of one time tariff refunds, higher volumes, favorable mix, with positive pricing and cost improvements mitigating impacts of inflationary costs, tariffs and increased investment spend in marketing and advertising.
Home & Garden

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 28, 2026	June 29, 2025			June 28, 2026	June 29, 2025
Net sales	$225.2	$189.2	$36.0	19.0%	$468.6	$433.6	$35.0	8.1%
Adjusted EBITDA	50.4	38.6	11.8	30.6%	89.7	74.6	15.1	20.2%
Adjusted EBITDA margin	22.4%	20.4%	200	bps	19.1%	17.2%	190	bps
Net sales and organic net sales for the three month period increased with increased retail sales and favorable weather earlier in the quarter driving replenishment volumes for our Spectracide® Controls product, plus improved distribution and retail sales for repellents and Hot Shot® household control products, with some unfavorable weather in the latter-half of the period negatively impacting retail sales momentum mitigated by strong brand and market presence. Net sales and organic net sales for the nine month period increased due to favorable retail sales and weather conditions driving replenishment volume in our Spectracide® Controls category, which was further benefited by lower prior year volumes with earlier seasonal inventory build up in the prior year, increased distribution and retail sales for repellents and Hot Shot® household control products, plus some pricing adjustments mitigating increased inputs costs. Adjusted EBITDA and adjusted EBITDA margin for the three month period increased due to higher sales volumes, recognition of one-time tariff refunds, and positive pricing and productivity improvements mitigating impacts of inflationary costs and higher trade spend. Adjusted EBITDA and adjusted EBITDA margin for the nine month period increased due to higher sales volumes, recognition of one-time tariff refunds, and positive pricing and cost improvements mitigating impacts of inflationary costs.
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 28, 2026	June 29, 2025			June 28, 2026	June 29, 2025
Net sales	$264.4	$255.2	$9.2	3.6%	$826.0	$857.5	$(31.5)	(3.7)%
Adjusted EBITDA	40.6	7.0	33.6	480.0%	69.4	41.0	28.4	69.3%
Adjusted EBITDA margin	15.4%	2.7%	1,270	bps	8.4%	4.8%	360	bps
Net sales for the three month period increased with an organic net sales increase of $2.8 million, or 1.1%, excluding a favorable foreign currency impact of $6.4 million due to increased sales in EMEA and LATAM partially offset by decreased sales in North America. EMEA sales increased with growth in Home Appliance and Personal Care, benefited from one-time reduction in trade spend in our e-commerce and direct-to-consumer ("DTC") channels with expansion of DTC and e-commerce capabilities, with slower demand and increased retail competition. North America sales decreased with lower Home Appliance volumes reflecting category softness and increase in Personal Care sales with improved category performance and Remington® market share and partially benefited by prior year tariff related distribution delays. LATAM sales continued to grow with new product launches and market expansions within the region, predominantly with Personal Care and continued volumes within Home Appliances. Net sales for the nine month period decreased with an organic net sales decrease of $63.1 million, or 7.4%, excluding a favorable foreign currency impact of $31.6 million driven by lower net sales in both product categories in North America and EMEA. Decrease in EMEA sales was attributable to distribution timing and higher retail inventory following weaker than anticipated holiday sales reducing replenishment orders. North America sales decreased in both product categories as it was impacted by overall consumer softness due to increased pricing from tariffs and SKU rationalization actions in response to changes in trade policy to ensure overall profitability. LATAM sales increased with new product launches and improved volumes from successful holiday campaigns. Adjusted EBITDA and adjusted EBITDA margins for the three month period increased due to the recognition of one-time tariff refunds, with cost improvement initiatives, cost saving efforts, and pricing adjustments mitigating impacts of inflationary costs and tariffs, plus favorable foreign currency. Adjusted EBITDA and adjusted EBITDA margin for the nine month period increased due to the recognition of one-time tariff refunds, cost improvement initiatives, cost savings efforts, and pricing adjustments mitigating impacts of inflationary costs and tariffs, plus favorable foreign currency partially offset by reduced year-to-date volumes.
Liquidity and Capital Resources
The following is a summary of cash flow from continuing operations for the nine month periods ended June 28, 2026 and June 29, 2025, respectively.

(in millions)	June 28, 2026	June 29, 2025
Operating activities	$161.2	$33.1
Investing activities	(27.2)	(25.2)
Financing activities	2.2	(245.0)
Cash Flows from Operating Activities
Cash flows provided by operating activities from continuing operations increased $128.1 million, due to higher sales and improved profitability, lower investment in working capital and improved collections on receivables, and lower cash paid towards income taxes.
Cash Flows from Investing Activities
Cash flows used in investing activities increased $2.0 million due to increased capital expenditures.
Cash Flows from Financing Activities
Cash flows provided by financing activities increased $247.2 million due to proceeds from the issuance of the HPC Term Loan and the HPC Preferred Equity in a subsidiary by a noncontrolling interest as part of the HPC Transaction, net cash for related transaction costs, plus lower cash dividends and treasury share repurchase activity. During the nine month periods ended June 28, 2026 and June 29, 2025, the Company made quarterly cash dividend payments of $0.47 per share, with total dividend payments decreasing due to fewer outstanding shares following treasury share repurchase activity.
Liquidity Outlook
We believe our ability to generate cash flows from operating activities, coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our retail customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of June 28, 2026, the Company had total cash and cash equivalents of $258.9 million and borrowing availability of $494.8 million under our credit facility with a total liquidity of $753.7 million.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. As of June 28, 2026, we were in compliance with all covenants under the Credit Agreement, HPC Credit Agreement and the indentures governing the 3.375% Exchangeable Notes, due June 1, 2029 and the 3.875% Notes, due March 15, 2031.
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

The Company has repurchased shares of common stock as further detailed in Note 11 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements. We may, from time to time, seek to repurchase additional shares of our common stock, including through 10b5-1 plans, and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.
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

Guarantor Statements
Spectrum Brands, Inc. (“SBI”) has issued the 3.375% Exchangeable Notes, due June 1, 2029, under the 2029 Indenture and the 3.875% Notes, due March 15, 2031, under the 2031 Indenture (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Spectrum Brands Holdings, Inc., as parent guarantor, and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries. See Note 7 - Debt within the Notes to the Consolidated Financial Statements within the 2025 Annual Report. Effective May 11, 2026, following the closing of the HPC Transaction, the HPC business is no longer part of the collateral package of the Company's indebtedness and excluded as a guarantor.
The following financial information consists of summarized financial information of the Obligor, presented on a combined basis. The “Obligor” consists of the financial statements of SBI as the debt issuer, Spectrum Brands Holdings, Inc. as the parent guarantor, and the domestic subsidiaries of SBI as subsidiary guarantors, excluding domestic subsidiaries associated with the HPC business. Intercompany balances and transactions between SBI and the guarantors have been eliminated. Investments in non-guarantor subsidiaries and the earnings or losses from those non-guarantor subsidiaries have been excluded.

	Nine Month Period Ended	Year Ended
(in millions)	June 28, 2026	September 30, 2025
Statements of Operations Data
Third party net sales	$972.4	$1,665.4
Intercompany net sales to non-guarantor subsidiaries	5.6	53.1
Net sales	978.0	1,718.5
Gross profit	448.1	613.1
Operating income (loss)	105.8	(6.9)
Intercompany dividend income	117.1	224.7
Net income from continuing operations	190.0	197.9
Net income	187.3	198.1
Net income attributable to controlling interest	187.3	198.1
Statements of Financial Position Data
Current assets	$918.8	$781.5
Noncurrent assets	5,648.2	4,963.7
Current liabilities	501.6	732.9
Noncurrent liabilities	825.4	865.9
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of June 28, 2026 and September 30, 2025 are as follows:

(in millions)	June 28, 2026	September 30, 2025
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$71.4	$119.8
Current note receivables from non-guarantor subsidiaries	30.9	20.8
Long-term note receivables from non-guarantor subsidiaries	199.3	—
Current payables to non-guarantor subsidiaries	73.4	81.2
Current debt with non-guarantor subsidiaries	139.8	376.5
Long-term debt with non-guarantor subsidiaries	16.5	1.8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the nine month period ended June 28, 2026. For additional information, refer to Note 7 - Debt and Note 9- Derivatives included in the Notes to the Condensed Consolidated Financial Statements and to Part II, Item 7A of our 2025 Annual Report.
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
Changes in Internal Control Over Financial Reporting. The Company is undergoing a multi-year implementation of a new global enterprise resource planning (“ERP”) system. During the three month period ended June 28, 2026 the Company implemented the new ERP system within its GPC international businesses. As a result of this implementation, certain existing internal controls were modified to align with the processes and functionality of the new ERP system.
Except as described above, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during the three month period ended June 28, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Litigation
We are a defendant in various litigation matters generally arising in the ordinary course of business. See Item 1A - Risk Factors below and Note 15 – Commitments and Contingencies included in the Notes to the Condensed Consolidated Financial Statements. Based on information currently available, we do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our 2025 Annual Report. There have been no material changes from the risk factors discussed in our 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three month period ended June 28, 2026.
Issuer Purchases of Equity Securities
The following table summarizes the common stock repurchases for the three month period ended June 28, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan[1]	Approximate Dollar Value of Shares That May Yet Be Purchased
March 30, 2026 to April 26, 2026	—	$—	—	$333,888,425
April 27, 2026 to May 24, 2026	200,000	79.04	200,000	318,080,973
May 25, 2026 to June 28, 2026	—	—	—	318,080,973
Total	200,000	$79.04	200,000	$318,080,973
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
Item 5.    Other Information
During the three month period ended June 28, 2026, none of our officers or directors adopted, modified (as to amount, price or timing of trades) or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined under Item 408(c) of Regulation S-K).
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

Date: August 7, 2026
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Faisal Qadir
Faisal Qadir

Executive Vice President and Chief Financial Officer (Principal Financial Officer)